Form 10-Q
period 1997-03-31
BROOKDALE LIVING COMMUNITIES INC
filed 1997-06-16
CIK 1023010

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, for the Quarterly Period Ended March 31, 1997.

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934, for the Transition Period From         to         .
                                                          --------   --------

Commission File Number   0-22253
                       -------------------

                      BROOKDALE LIVING COMMUNITIES, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

           DELAWARE                                    36-4103821
---------------------------------------    -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          77 W. Wacker Drive
              Suite 3900
              Chicago, IL                                60601
----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)


                                (312) 456-0239
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
--------------------------------------------------------------------------------
  (Former name, former address, or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of June 16, 1997, 7,175,000 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      Brookdale Living Communities, Inc.
                                   Form 10-Q

                                     INDEX
                                     -----

PART I:  FINANCIAL INFORMATION                                                        Page
                                                                                      ----
Item 1.   Financial Statements

          Balance Sheets of Brookdale Living Communities, Inc. as of March 31, 1997
          and December 31, 1996.                                                         1

          Notes to Balance Sheets of Brookdale Living Communities, Inc.                  2

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                  4

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                              6
Item 2.   Changes in Securities                                                          6
Item 3.   Defaults Upon Senior Securities                                                6
Item 4.   Submission of Matters to a Vote of Security Holders                            6
Item 5.   Other Information                                                              6
Item 6.   Exhibits and Reports on Form 8-K                                               6

Signatures                                                                               7

                         PART I: FINANCIAL INFORMATION


Financial Information
---------------------

Item 1:  Financial Statements


                      BROOKDALE LIVING COMMUNITIES, INC.
                                BALANCE SHEETS
                                  (Unaudited)

                                                 March 31, 1997   December 31, 1996
                                                 --------------   -----------------
ASSETS:
Cash...........................................      $    1,000          $    1,000
Deferred offering costs........................       3,540,000           2,580,000
                                                     ----------          ----------
Total assets...................................      $3,541,000          $2,581,000
                                                     ==========          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Due to affiliate...............................      $3,540,000          $2,580,000
                                                     ----------          ----------
Total liabilities..............................       3,540,000           2,580,000

Stockholder's equity:
Common Stock, $.01 par value per share,
100 shares authorized, issued and outstanding..               1                   1
Additional paid-in capital.....................             999                 999
                                                     ----------          ----------
Total stockholder's equity.....................           1,000               1,000
                                                     ----------          ----------
Total liabilities and stockholder's equity.....      $3,541,000          $2,581,000
                                                     ==========          ==========

See accompanying notes.

                       BROOKDALE LIVING COMMUNITIES, INC.
                            NOTES TO BALANCE SHEETS


1.   Organization

     Brookdale Living Communities, Inc. (the "Company") was incorporated in Delaware under the Delaware General Corporation Law on September 4, 1996. The Company was formed in order to consolidate and expand the senior and assisted living property ownership interests and operations of The Prime Group, Inc. and certain of its affiliates (collectively, "PGI"). In connection with an initial public offering (the "Offering"), more fully described in the Registration Statement and Prospectus, in the form it became effective on May 1, 1997, the Company sold 4.5 million shares of its common stock to the public and PGI contributed its senior and assisted living property ownership interests and operations in exchange for 2.0 million shares of Common Stock of the Company.

     The Company provides senior and assisted living services to the elderly through its facilities located in urban and suburban areas of major metropolitan markets. The Company's objective is to allow its residents to age in place by providing them with a continuum of senior and assisted living services. By providing residents a range of service options as their needs change, the Company seeks to achieve a greater continuity of care. In addition to studio, one-bedroom and two-bedroom units, the Company provides all residents with basic services, such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation and recreational activities. For residents who require additional supplemental care services, the Company provides assistance with certain activities of daily living.

2.   Deferred Costs

     As of March 31, 1997, PGI incurred approximately $3,540,000 of legal, accounting and related costs on behalf of the Company in connection with the Offering, which costs have been presented as deferred offering costs on the accompanying balance sheets. These costs, in addition to offering costs incurred after March 31, 1997 through the date of the Offering, were deducted from the gross proceeds of the Offering to the Company.

3.   Use of Estimates

     The preparation of the accompanying balance sheets in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the balance sheets and accompanying notes. Actual results could differ from such estimates.

4.   Subsequent Events

     On May 7, 1997 the Company completed its Offering of 4.5 million shares of Common Stock at $11.50 per share, resulting in net cash proceeds of approximately $43.8 million (net of underwriting discounts and commissions and offering costs) and began operating its senior and assisted living properties. The Company used approximately $21.1 million of the net proceeds from the offering

                      BROOKDALE LIVING COMMUNITIES, INC.
                      NOTES TO BALANCE SHEETS (CONTINUED)


to fund the acquisition of two facilities. Approximately $6.8 million of such net proceeds was used to reimburse PGI for earnest monies previously paid by PGI in connection with a leased facility, the acquisition of third party interests in two properties in which PGI also had interests and proposed acquisitions of development sites. In addition, approximately $1.6 million of such net proceeds was used to fund a statutory escrow deposit relating to one of the Company's facilities, $11.0 million of such net proceeds was used to fund a cash collateral deposit related to credit enhancement on $65.0 million of tax-exempt bonds relating to two of the Company's facilities and approximately $1.2 million of net proceeds was used to pay fees and transaction costs related to such credit enhancement. On June 2, 1997, the underwriters of the Offering exercised their option to purchase an additional 675,000 shares of the Company's Common Stock at $11.50 per share, less underwriting discounts and commissions, resulting in additional net cash proceeds from the Offering of approximately $7.2 million. The remaining net cash proceeds from the Offering will be used for future acquisitions and developments of senior and assisted living facilities and for working capital and general corporate purposes. For further discussion, see Management Discussion and Analysis below.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview:
--------

     The Company had no operations prior to May 7, 1997, the date on which the Offering (as hereinafter defined) was completed. See "Liquidity and Capital Resources." Since May 7, 1997, the Company has operated ten senior and assisted living facilities containing a total of 2,168 units. Four of such facilities are owned by the Company, four facilities are leased by the Company from a third party and two facilities are managed by the Company pursuant to management contracts. The Company's senior and assisted living facilities offer residents a supportive, "home-like" setting and assistance with certain activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling seniors to age in place and thereby maintain their residency for a longer time period. The ability to allow residents to age in place is beneficial to the Company's residents as well as their families who are burdened with care option decisions for their elderly relatives.

     The Company currently plans to acquire or lease approximately three to five facilities per year containing an aggregate of approximately 600 to 1,000 units, and to commence development of at least two new facilities per year containing approximately 200 units each in urban and suburban areas of major metropolitan markets. The Company anticipates that it will use a combination of net proceeds from the Offering, additional equity financing and debt financing, lease transactions and cash generated from operations to fund this development activity. In order to achieve its growth plans, the Company will be required to obtain a substantial amount of additional financing. To the extent available, the Company intends to use long-term, tax-exempt bonds to finance the acquisition and renovation of existing facilities and the development of new facilities. The Company has no existing commitments for additional financing. There can be no assurance that future financing or lease transactions will be available as needed or on terms acceptable to the Company. A lack of funds may require the Company to delay all or some of its acquisition plans and development projects.

     The Company will derive its revenues from resident fees and management fees. Resident fees typically are paid monthly by residents, their families or other responsible parties. The Company will also derive management services income from the two facilities that it manages. Resident fees and management fees are recognized as revenues when services are provided.

     The Company will classify its operating expenses into the following categories: (i) facility operating expenses, which include lease payments, labor, food, marketing and other direct facility expenses and real estate taxes;
(ii) general and administrative expenses, which primarily include corporate headquarters and other overhead costs; and (iii) depreciation and amortization.

Results of Operations:
---------------------

     The Company had no operations prior to May 7, 1997, the date on which the Offering was completed.

Liquidity and Capital Resources:
-------------------------------

     On May 7, 1997, the Company completed its initial public offering (the "Offering") of 4,500,000 shares of Common Stock, $.01 par value per share, at $11.50 per share. The proceeds from such Offering, net of related underwriting and offering costs, totaled approximately $43.8 million. Concurrent with the completion of the Offering, The Prime Group, Inc. and certain of its affiliates (collectively "PGI") contributed their senior and assisted living property ownership interests and operations to the Company in exchange for 2,000,000 shares of the Common Stock of the Company.

     Simultaneously with the completion of the Offering, the Company used approximately $21.1 million of the net proceeds from the offering to fund the acquisition of two facilities. Approximately $6.8 million of such net proceeds was used to reimburse PGI for earnest monies previously paid by PGI in connection with a leased facility, the acquisition of third party interests in two properties in which PGI also had interests and proposed acquisitions of development sites. In addition, approximately $1.6 million of such net proceeds was used to fund a statutory escrow deposit relating to one of the Company's facilities, $11.0 million of such net proceeds was used to fund an interest bearing cash collateral deposit and approximately $1.2 million was used to pay fees and transaction costs related to credit enhancement on $65.0 million of tax-exempt bonds relating to two of the Company's facilities.

     On June 2, 1997, the underwriters of the Offering exercised their option to purchase 675,000 shares of the Company's Common Stock at $11.50 per share, less underwriting discounts and commissions. The option was granted to cover over-allotments arising in connection with the Offering. The Company received net proceeds from the Offering of approximately $7.2 million from the sale of these additional shares. These funds, along with the remaining net proceeds from the Offering, after giving effect to the transactions described above, will be used to finance a portion of future acquisitions and developments of senior and assisted living facilities and for working capital and general corporate purposes. Pending such uses, the Company intends to invest available cash in short-term, interest bearing securities or certificates of deposit.

                          PART II:  OTHER INFORMATION

Other Information:
-----------------

       Item 1.    Legal Proceedings.

                  No material developments with respect to legal proceedings occurred during the period covered by this quarterly report.

       Item 2.    Changes in Securities.

                  None.

       Item 3.    Defaults Upon Senior Securities.

                  None.

       Item 4.    Submission of Matters to a Vote of Security Holders.

                  None.

       Item 5.    Other Information.

                  None.

       Item 6.    Exhibits and Reports on Form 8-K.


       (a)  Exhibits:


       Exhibit Number       Description
       --------------       -----------

       3.1                  Restated Certificate of Incorporation of the Company

       3.2                  Amended and Restated By-laws of the Company

       4.1 Form of certificate representing Common Stock of the Company, as filed with the Securities and Exchange Commission on March 17, 1997 as Exhibit 4.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

       10.1 Form of Stock Incentive Plan, as filed with the Securities and Exchange Commission on March 17, 1997 as Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

       27.1                 Financial Data Schedule

       (b)  Reports on Form 8-K:

       The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BROOKDALE LIVING COMMUNITIES, INC.


Date:   June 16, 1997                 /s/ Mark J. Schulte
      --------------------------      ---------------------
                                      Mark J. Schulte
                                      President and
                                      Chief Executive Officer


Date:   June 16, 1997                 /s/ Craig G. Walczyk
      --------------------------      ---------------------
                                      Craig G. Walczyk
                                      Vice President -
                                      Chief Financial Officer