Form 10-Q
period 1997-06-30
BROOKDALE LIVING COMMUNITIES INC
filed 1997-08-14
CIK 1023010

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarterly Period ended June 30, 1997.

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from _______ to ______.

Commission File Number   0-22253
                       -----------

                      BROOKDALE LIVING COMMUNITIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                   36-4103821
-------------------------------         ----------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


      77 W. Wacker Drive
         Chicago, IL                                      60601
-------------------------------         ----------------------------------------
(Address of principal executive                         (Zip Code)
           offices)

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

Yes   X   No ___
     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of July 31, 1997, 7,175,000 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

                      BROOKDALE LIVING COMMUNITIES, INC.
                                   FORM 10-Q

                                     INDEX
                                     -----

PART I:  FINANCIAL INFORMATION                                                                                     Page
                                                                                                                   ----
Item 1.   Financial Statements.                                                                                    3

          Consolidated balance sheet of Brookdale Living Communities, Inc. as of June 30, 1997 and
          combined balance sheet of Predecessor Properties (predecessor to Brookdale Living
          Communities, Inc.) as of December 31, 1996 (Unaudited)                                                   4

          Consolidated statement of operations of Brookdale Living Communities, Inc. for the period from May 7, 1997 through June 30, 1997, combined statements of operations of Predecessor
          Properties (predecessor to Brookdale Living Communities, Inc.) for the period from April 1,
          1997 through May 6, 1997 and for the three month period ended June 30, 1996 and combined statements of operations of Brookdale Living Communities, Inc. and Predecessor Properties
          from April 1, 1997 to June 30, 1997 (Unaudited)                                                          5

          Consolidated statement of operations of Brookdale Living Communities, Inc. for the period from May 7, 1997 through June 30, 1997, combined statements of operations of Predecessor
          Properties (predecessor to Brookdale Living Communities, Inc.) for the period from January 1,
          1997 through May 6, 1997 and the six month period ended June 30, 1996 and combined statements of operations of Brookdale Living Communities, Inc. and Predecessor Properties from January 1,
          1997 to June 30, 1997 (Unaudited)                                                                        6

          Consolidated statement of cash flows of Brookdale Living Communities, Inc. for the period from
          May 7, 1997 through June 30, 1997 and combined statements of cash flows of Predecessor
          Properties (predecessor to Brookdale Living Communities, Inc.) for the period from January 1,
          1997 through May 6, 1997 and for the six month period ended June 30, 1996 (Unaudited)                    7

          Notes to consolidated and combined financial statements of Brookdale Living Communities, Inc.            9

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.             17

PART II:  OTHER INFORMATION                                                                                       21

Item 1.        Legal Proceedings.                                                                                 21
Item 2.        Changes in Securities.                                                                             21
Item 3.        Defaults Upon Senior Securities.                                                                   21
Item 4.        Submission of Matters to a Vote of Security Holders.                                               21
Item 5.        Other Information.                                                                                 21
Item 6.        Exhibits and Reports on Form 8-K.                                                                  21

Signatures                                                                                                        25

                        PART I:  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.


     The information furnished in the accompanying consolidated and combined balance sheets, statements of operations, and statements of cash flows reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.

     Brookdale Living Communities, Inc. (the "Company") was incorporated on September 4, 1996 and commenced operations upon the completion of its initial public offering on May 7, 1997. The combined financial statements of Predecessor Properties (the "Predecessor" to the Company) are presented for comparative purposes due to common ownership and management. The combined financial statements of Predecessor Properties combine the balance sheet data and results of operations of the entities which comprised the Predecessor Properties from December 27, 1996 through May 6, 1997 and the three partnerships which comprised the Predecessor Properties prior to December 27, 1996.

     The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

            CONSOLIDATED BALANCE SHEET OF THE COMPANY AND COMBINED
                       BALANCE SHEET OF THE PREDECESSOR
                                  (UNAUDITED)

                                                                   Brookdale Living
                                                                  Communities, Inc.              Predecessor Properties
                                                                    June 30, 1997                   December 31, 1996
                                                                    -------------                   -----------------
ASSETS
Current assets:
Cash and cash equivalents                                             $  11,840,337                       $ 4,230,343
Cash-restricted                                                           3,646,344                         1,088,797
Accounts receivable                                                         484,476                           164,485
Prepaid rent                                                                      -                         1,251,019
Due from affiliates                                                               -                           101,327
                                                                      -------------                       ------------
Total current assets                                                     15,971,157                         6,835,971
Real estate, at cost:
Land                                                                     10,369,050                         3,684,794
Buildings and improvements                                              109,671,340                        52,418,455
Furniture and equipment                                                   5,763,384                         2,280,147
                                                                      -------------                       ------------
                                                                        125,803,774                        58,383,396
Accumulated depreciation                                                (10,209,009)                       (9,158,919)
                                                                      -------------                       ------------
                                                                        115,594,765                        49,224,477
Letter of credit deposit                                                 11,313,302                                 -
Deferred costs, net                                                       2,755,617                         1,713,677
Other                                                                     4,683,292                           162,885
                                                                      -------------                       ------------
Total assets                                                          $ 150,318,133                       $57,937,010
                                                                      =============                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' (DEFICIT)
Current liabilities:
Mortgage notes payable, current                                       $     274,260                       $         -
Deferred gain on sale of property                                           805,835                           805,835
Prepaid sublease rent-affiliate                                                   -                           490,834
Prepaid tenant rent                                                          33,807                           124,889
Accrued interest payable                                                    393,953                           182,153
Accrued real estate taxes                                                 1,496,821                         1,030,502
Accounts payable and accrued expenses                                     2,836,559                           443,091
Tenant security deposits                                                  3,506,746                         2,613,833
Due to affiliates                                                                 -                           811,321
Deferred lease liability                                                    642,245                                 -
Distribution payable                                                        225,868                                 -
Other                                                                       416,253                           383,036
                                                                      -------------                       ------------
Total current liabilities                                                10,632,347                         6,885,494
Mortgage notes payable, long term                                        28,026,831                                 -
Note payable                                                              3,000,000                                 -
Bonds payable                                                            65,000,000                        65,000,000
Deferred gain on sale of property, long term                             17,325,463                        17,728,380
                                                                      -------------                       ------------
Total liabilities                                                       123,984,641                        89,613,874

Minority Interest                                                                 -                        (6,249,661)

Stockholders' equity and partners' (deficit):
Common Stock, $.01 par value, 75,000,000 shares authorized,
   7,175,000 shares issued and outstanding at June 30, 1997                  71,750                                 -
Additional paid-in-capital                                               26,343,461                                 -
Accumulated deficit                                                        (81,719)                                 -
Partners' (deficit)                                                              -                        (25,427,203)
                                                                      -------------                       ------------
Total stockholders' equity and partners' (deficit)                       26,333,492                       (25,427,203)
                                                                      -------------                       ------------
Total liabilities and stockholders' equity and partners' (deficit)    $ 150,318,133                       $57,937,010
                                                                      =============                       ============

See accompanying notes to consolidated and combined financial statements.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF OPERATIONS OF THE COMPANY AND COMBINED
                  STATEMENTS OF OPERATIONS OF THE PREDECESSOR
                                  (UNAUDITED)

                                          Brookdale Living     Predecessor       Brookdale Living       Predecessor
                                          Communities, Inc.    Properties       Communities, Inc.       Properties
                                                from              from                 and                 from
                                             May 7, 1997      April 1, 1997   Predecessor Properties   April 1, 1996
                                                 to                to           from April 1, 1997          to
                                            June 30, 1997      May 6, 1997       to June 30, 1997      June 30, 1996
                                          -----------------   -------------   ----------------------   -------------
REVENUE
Resident fees                                    $6,540,366      $3,008,805               $9,549,171      $5,605,698
Management fees                                      31,576               0                   31,576               0
                                                  ----------      ----------               ----------      ----------
Total revenue                                     6,571,942       3,008,805                9,580,747       5,605,698
                                                 ----------      ----------               ----------      ----------
EXPENSES
Facility operating                                3,488,271       1,635,035                5,123,306       2,804,491
General and administrative                          477,881               -                  477,881               -
Leasing                                           1,543,636         865,766                2,409,402               -
Depreciation and amortization                       556,307         184,875                  741,182         792,148
Interest, net                                       588,739         277,255                  865,994       1,148,198
Financing fees                                      134,274          21,698                  155,972         266,635
Property management fee-affiliate                         -          58,457                   58,457         231,415
                                                 ----------      ----------               ----------      ----------
Total expenses                                    6,789,108       3,043,086                9,832,194       5,242,887
                                                 ----------      ----------               ----------      ----------

Income (loss) before deferred tax benefit          (217,166)        (34,281)                (251,447)        362,811
                                                 ----------      ----------               ----------      ----------

Deferred tax benefit                                135,447          34,152                  169,599               -
                                                 ----------      ----------               ----------      ----------
Net income (loss)                                $  (81,719)     $     (129)              $  (81,848)     $  362,811
                                                 ==========      ==========               ==========      ==========
Net loss per share of weighted average
 common stock outstanding                        $    (0.01)              -           (a) $    (0.02)              -
                                                 ==========      ==========           ==============      ==========
Weighted average common shares
 outstanding                                      6,843,636               -           (a)  4,927,473               -
                                                 ==========      ==========           ==============      ==========

(a) Pro forma weighted average shares and per share amounts

See accompanying notes to consolidated and combined financial statements.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF OPERATIONS OF THE COMPANY AND COMBINED
                  STATEMENTS OF OPERATIONS OF THE PREDECESSOR
                                  (UNAUDITED)


                                   Brookdale Living       Predecessor               Brookdale Living        Predecessor
                                  Communities, Inc.        Properties              Communities, Inc.         Properties
                                        from                  from                       and                     from
                                     May 7, 1997         January 1, 1997       Predecessor Properties       January 1, 1996
                                          to                    to              from January 1, 1997              to
                                     June 30, 1997         May  6, 1997            to June 30, 1997          June 30, 1996
                                     -------------         ------------            ----------------          -------------
REVENUE
Resident fees                          $6,540,366            $10,471,987              $17,012,353              $11,186,541
Management fees                            31,576                      0                   31,576                        0
                                       ----------            -----------              -----------              -----------
Total revenue                           6,571,942             10,471,987               17,043,929               11,186,541
                                       ----------            -----------              -----------              -----------
EXPENSES
Facility operating                      3,488,271              5,726,558                9,214,829                5,859,250
General and administrative                477,881                      -                  477,881                        -
Leasing                                 1,543,636              3,041,883                4,585,519                        -
Depreciation and amortization             556,307                639,739                1,196,046                1,582,284
Interest, net                             588,739                762,680                1,351,419                2,303,443
Financing fees                            134,274                217,953                  352,227                  481,163
Property management fee-affiliate               -                229,627                  229,627                  461,084
                                       ----------            -----------              -----------              -----------
Total expenses                          6,789,108             10,618,440               17,407,548               10,687,224
                                       ----------            -----------              -----------              -----------

Income (loss) before deferred
 tax benefit                             (217,166)              (146,453)                (363,619)                 499,317
                                       ==========            ===========              ===========              ===========

Deferred tax benefit                      135,447                 78,775                  214,222                        -
                                      -----------            -----------              -----------              -----------
Net income (loss)                     $   (81,719)           $   (67,678)             $  (149,397)             $   499,317
                                      ===========            ===========              ===========              ===========

Net loss per share of
 weighted average common
 stock outstanding                    $     (0.01)                     -          (a) $     (0.04)                       -
                                      ===========             ==========          ===============              ===========

Weighted average common
 stock outstanding                      6,843,636                      -          (a)   3,471,823                        -
                                      ===========            ===========          ===============              ===========

(a) Pro forma weighted average shares and per share amounts

See accompanying notes to consolidated and combined financial statements.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED
                 STATEMENTS OF CASH FLOWS OF THE PREDECESSOR
                                  (UNAUDITED)



                                                                        Brookdale Living        Predecessor          Predecessor
                                                                        Communities,  Inc.       Properties           Properties
                                                                              from                  from                 from
                                                                          May 7, 1997          January 1, 1997      January 1, 1996
                                                                              to                     to                   to
                                                                         June 30, 1997           May 6, 1997         June 30, 1996
                                                                         --------------        -------------        --------------
OPERATING ACTIVITIES
Net income (loss)                                                         $    (81,719)         $    (67,678)          $   499,317
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities
  Depreciation and amortization                                                556,307               639,739             1,582,284
  Deferred gain on sale of property                                           (121,308)             (281,609)                    -
  Changes in operating assets and liabilities:
     (Increase)/decrease in accounts receivable                               (258,822)              (61,169)               66,215
     Decrease in prepaid rent                                                  395,834               855,185                     -
     (Increase)/decrease in other assets                                      (669,832)             (298,777)               53,817
     Decrease in prepaid sublease rent-affiliate                                     -              (490,834)                    -
     Increase/(decrease)in prepaid tenant rent                              (1,348,962)            1,257,880                     -
     Increase in accrued interest payable                                      100,596               111,204               157,577
     Increase in accrued real estate taxes                                     412,242                54,077                85,238
     Increase/(decrease) in accounts payable and accrued  expenses           1,787,384               606,084               (39,100)
     Increase in tenant security deposits                                      857,170                35,743                36,056
     Increase/(decrease) in other liabilities                                  375,912              (342,695)              (77,290)
                                                                               -------              --------               -------
   Net cash provided by operating activities                                 2,004,802             2,017,150             2,364,114

INVESTING ACTIVITIES
   Acquisitions of facilities and additions to real estate                 (29,538,615)             (149,069)             (106,825)
   Increase/(decrease) in due from affiliate                                        -                101,327               (41,979)
                                                                          ------------               -------               -------
Net cash used in investing activities                                      (29,538,615)              (47,742)             (148,804)


FINANCING ACTIVITIES
   Principal repayment on mortgage notes payable                               (43,628)                    -              (136,300)
   (Increase)/decrease in cash-restricted                                   (1,377,123)           (1,180,424)              379,743
   Increase in letter of credit deposit                                    (11,313,302)                    -                     -
   Increase/(decrease) in due to affiliate                                      32,820               (99,749)              176,383
   Increase in deferred lease liability                                        210,353               431,892                     -
   Increase in deferred costs                                               (1,147,903)              (39,993)                    -
   Net proceeds from equity offering                                        50,872,403                     -                     -
   Contributions from partners                                                       -                     -                25,585
   Distributions to partners                                                (1,929,012)           (1,241,935)           (1,412,787)
                                                                           -----------           -----------           -----------
Net cash provided by/(used in) financing activities                         35,304,608            (2,130,209)             (967,376)
                                                                           -----------           -----------           -----------
Net increase/(decrease) in cash                                              7,770,795              (160,801)            1,247,934
Cash and cash equivalents at beginning of period                             4,069,542             4,230,343             4,201,277
                                                                           -----------           -----------           -----------
Cash and cash equivalents at end of period                                $ 11,840,337           $ 4,069,542           $ 5,449,211
                                                                          ============           ===========           ===========


See accompanying notes to consolidated and combined financial statements.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED
            STATEMENTS OF CASH FLOWS OF THE PREDECESSOR
                                  (UNAUDITED)


Supplemental disclosure of noncash investing and financing activities:

Related to May 7, 1997 acquisitions, the following assets, liabilities and capital were acquired by The Company:

          Real estate, net                              $53,780,000
          Restricted cash                                   996,563
          Deferred costs, net                                 2,155
          Other assets                                       74,165
                                                        -----------
          Total assets                                  $54,852,883
                                                        ===========

          Mortgage notes payable                        $28,344,719
          Note payable                                    3,000,000
          Accrued real estate taxes                         435,391
          Accounts payable and other liabilities            482,283
                                                         ----------
          Total liabilities                              32,262,393
                                                         ----------
          Capital                                        22,590,490
                                                        -----------
          Total liabilities and capital                 $54,852,883
                                                        ===========


See accompanying notes to consolidated and combined financial statements.

1.   ORGANIZATION

  Brookdale Living Communities, Inc. (the "Company") was incorporated in Delaware on September 4, 1996. The Company was formed in order to consolidate and expand the senior and assisted living property ownership interests and operations of The Prime Group, Inc. and certain of its affiliates (collectively, "PGI"). In connection with an initial public offering (the "Offering"), more fully described in the Registration Statement and the Prospectus, in the form it became effective on May 1, 1997, the Company sold 4,500,000 shares of its common stock to the public and PGI contributed its senior and assisted living property ownership interests and operations in exchange for 2,000,000 shares of common stock of the Company. PGI purchased 2,500,000 of the 4,500,000 shares of common stock. Net of underwriting discounts, the Company received approximately $48.1 million in net proceeds from the Offering.

  Upon consummation of the Offering, the Company had 6,500,000 shares of common stock outstanding. Of these shares, the 4,500,000 shares sold in the Offering are freely tradable without restriction or limitation, except for any shares (including the 2,500,000 shares purchased by PGI) purchased by "affiliates" of the Company. The remaining 2,000,000 shares are "restricted securities" and are held by PGI and management of the Company. The Company used the proceeds from the Offering primarily to pay the cash portion of the purchase price for the Acquired Facilities (as defined below), to acquire the third party interests in two properties in which PGI also had interests, to pay certain amounts to or on behalf of PGI and various parties in connection with the Formation (as defined in the Prospectus), to finance a portion of future acquisitions and developments and for working capital and other general corporate purposes.

  Upon consummation of the Offering, PGI contributed its interests in the Predecessor Properties (described below) to the Company. In addition, the Company acquired a third party's interest in The Devonshire and The Heritage Facilities. The Company acquired the Edina Park Plaza and the Hawthorn Lakes Facilities from an unaffiliated third party, and the Company entered into an agreement to lease the Park Place Facilities ("Park Place") from an unaffiliated third party (collectively, the "Acquired Facilities").

  In connection with the Offering, the Company granted the Underwriters an option to purchase up to 675,000 additional shares of common stock for the purpose of covering over-allotments. The underwriters elected the over-allotment option and, on June 3, 1997, the Company sold 675,000 shares in connection with the over-allotment option and received approximately $7.2 million in net proceeds.

  The combined financial statements of the properties owned by the Senior Housing Division of The Prime Group, Inc. at December 31, 1996 and for the period from January 1, 1997 through May 6, 1997 consist of five properties, including three leased properties (collectively, the "Predecessor Properties" as defined in the table below). As the Springs of East Mesa and The Gables at Brighton were not included in the Predecessor Properties until December 27, 1996, the periods prior to December 27, 1996 represent interests in the three partnerships that owned, operated and managed The Devonshire, The Heritage and The Hallmark (the "Original Facilities"). The interests in the Predecessor Properties and the Acquired Facilities represent the interests of the Company at June 30, 1997. The following tables set forth the Predecessor Properties and the Acquired Facilities (collectively, the "Properties").

Senior Housing Division of The Prime Group, Inc. (the "Predecessor Properties"):
The Hallmark  (2),(3)
The Heritage (3)
The Devonshire (3)
Springs of East Mesa  (1), (2), (4)
The Gables at Brighton  (1), (2)

Acquired Facilities:
Hawthorn Lakes  (1), (4)
Edina Park Plaza  (1), (4)
Park Place (1), (2)

(1)   Collectively referred to as the "New Facilities".
(2)   Collectively referred to as the "Leased Facilities".
(3)   Collectively referred to as the "Original Facilities".
(4)   Collectively referred to as the "Activelife Facilities".

                      BROOKDALE LIVING COMMUNITIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. For further information regarding significant accounting policies please refer to the financial statements and footnotes thereto included in the Brookdale Living Communities, Inc. Prospectus dated May 1, 1997. Significant intercompany accounts and transactions have been eliminated in consolidation.

RESIDENT FEE REVENUE

  Resident fee revenue is recorded when services are rendered and consists of fees for basic housing, support services and fees associated with additional services such as personalized health and assisted living care.

CASH EQUIVALENTS

  All highly liquid investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.

REAL ESTATE

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," under which the Company would be required to recognize impairment losses for the Properties when indicators of impairment are present and the Properties' expected undiscounted cash flows are not sufficient to recover the Properties' carrying value. There was no impairment to the Properties at December 31, 1996 or June 30, 1997.

  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful lives of the assets are capitalized and depreciated over their estimated useful lives.

  Depreciation is calculated using the straight-line method over the estimated useful lives of assets, which are as follows:

               Buildings and improvements..................45 years
               Furniture and fixtures......................5 years

                      BROOKDALE LIVING COMMUNITIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED COSTS

  Deferred financing costs are amortized using the straight-line method over the term of the mortgage notes and bonds and related letters of credit. Deferred leasing costs are amortized using the straight-line method over the term of the related leases.

INCOME TAXES

  The Company's net basis of real estate assets as reported in the financial statements at June 30, 1997 and December 31, 1996 exceeds the basis used for federal income tax purposes by approximately $8.9 million and $2.2 million, respectively, due to differences in the initial carryover basis of certain real estate assets and the use of accelerated depreciation methods for federal income tax purposes.

USE OF ESTIMATES

  The preparation of the consolidated and combined financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates.

3.  CASH-RESTRICTED

  The Heritage and The Hallmark have life care escrow deposits required under
Section 7(b) of the Illinois Life Care Facility Act. The amount on deposit at June 30, 1997 and December 31, 1996 was $2,671,650 and $1,088,797, respectively.

  In accordance with the bonds payable described in Note 4, The Heritage and The Devonshire have Cash Collateral Pledge Agreements which require quarterly deposit payments in addition to the original deposit made on May 1, 1997. The aggregate amount on deposit at June 30, 1997 was $11,313,302.

  In accordance with the mortgage notes payable described in Note 4, the Company is required to maintain escrow deposits for real estate taxes, repairs and other operating activities. The aggregate amount on deposit at June 30, 1997 was $974,694.

                       BROOKDALE LIVING COMMUNITIES, INC
 NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

4.   LONG TERM DEBT

MORTGAGE NOTES PAYABLE                                                        June 30,1997    December 31,1996
                                                                              ------------    ----------------
Fixed rate mortgage notes payable issued by local municipalities (A)          $28,301,091          $         -
                                                                              ===========          ===========
NOTE PAYABLE (B)                                                              $ 3,000,000          $         -
                                                                              ===========          ===========
BONDS PAYABLE

Variable rate tax-exempt bonds issued  by state and local governmental
authorities (C)                                                               $65,000,000          $65,000,000
                                                                              ===========          ===========

(A) The mortgage notes bear interest at 8% ($15,021,618 at June 30, 1997) and 8.525% ($13,279,473 at June 30, 1997), with monthly principal and interest payments through maturity in 2027 and are collateralized by certain of the company's real estate assets.
(B) The principal amount on the note is due on April 1, 1999. The note requires interest to be paid on overdue payments at 12%. The principal balance and any accrued interest may be prepaid without penalty.
(C) Permanent financing for the development for The Devonshire and The Heritage has been provided by $65,000,000 (The Devonshire - $33,000,000; The Heritage - $32,000,000) of tax-exempt Qualified Residential Rental Bonds (the "Bonds"). The Bonds mature on December 15, 2019 and December 15, 2025, respectively.

     Under the terms of the bond loan agreement, The Devonshire and The Heritage are to make interest-only payments monthly, calculated using a floating rate determined by the Remarketing Agent of the Bonds. The rates on the Bonds for The Heritage and The Devonshire ranged from 2.30% to 4.40% during 1996 and 3.00% to 4.70% during the six months ended June 30, 1997. The rates on the Bonds for The Heritage and The Devonshire at December 31, 1996 were 4.10% (3.47% average for the year ended) and 4.03% (3.40% average for the year ended), respectively, and at June 30, 1997 were 4.30% (3.72% average for the six months ended) and 4.18% (3.69% average for the six months ended), respectively. The interest rate on the Bonds may be converted to a fixed rate at the request of the Company.

     The Bonds are collateralized by irrevocable letters of credit issued by two banks in the aggregate amount of $66,714,932 (the "Letters of Credit") that expire May 18, 2000. The Letters of Credit are collateralized by a first mortgage lien on the property and a cash collateral pledge agreement for which an initial cash collateral deposit of $11,000,000 was made on May 7, 1997. Additionally, the Company makes scheduled quarterly deposit payments. Letters of Credit fees equal to 1.3% of the stated amount of the Letters of Credit, less the initial cash collateral deposit, and 0.25% of the initial cash collateral deposit, are payable semi-annually in advance.

                       BROOKDALE LIVING COMMUNITIES, INC
 NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

5.   RELATED PARTY TRANSACTIONS

     Historically, the properties have incurred property management fees in lieu of general and administrative expenses. However, upon the completion of the Offering, the Company will no longer incur property management fees and the general and administrative expenses will be incurred.

6.   LEASES

     Prior to the consummation of the Offering, BLC Property, Inc. ("BLC") entered a lease agreement (the "Lease Agreement") with Health and Retirement Properties Trust ("HRPT"), to lease The Hallmark, The Springs of East Mesa and The Gables at Brighton (the "initial HRPT Leased Facilities"). The Lease Agreement has an initial term of 23 years with options to extend the term for two consecutive 25-year terms and required monthly payments ranging from $692,709 to $802,084. The Lease Agreement also requires additional rent beginning in 1999 related to increases in revenue, as more fully described in the Lease Agreement, generated by the Leased Facilities. Future minimum annual rent expense to be recorded over the term of the Lease Agreement is $8,704,465 (gross expense of $9,510,300 less amortization of deferred gain on sale of property of $805,835). Included in prepaid rent and other at December 31, 1996 is $692,709 of prepaid rent related to these leases. Included in deferred lease liabilities at June 30, 1997 and December 31, 1996 is $612,204 and $13,309, respectively, for the effect of straight-lining of rental payments, and $9,430 for the effect of straight-lining sublease rental payments in 1996.

     Upon the completion of the Offering, PGI contributed to the Company its interest in BLC. The Company and HRPT amended the Lease Agreement ("Amended Lease Agreement") to include the Park Place Facilities. The terms of the Amended Lease Agreement are the same as for the Lease Agreement with an increase in monthly payments ranging from $113,605 to $131,542 related to the Park Place Facilities. Future minimum annual rent expense to be recorded over the term of the lease agreement is $130,235 related to the Park Place Facilities. Included in deferred lease liabilities at June 30, 1997 is $30,041 for the effect of straight-lining of rental payments related to the Park Place Facilities.

7.   SUBSEQUENT EVENTS

     The Company has entered into a purchase agreement to acquire The Gables at Farmington property for $22.4 million in 1997. The closing of the purchase of this property is subject to customary closing contingencies. The Gables at Farmington is a 173-unit senior and assisted living community located in Farmington, Connecticut.

     The Company has also entered into a purchase agreement to acquire The Classic at West Palm Beach property for approximately $28 million in 1997. The closing of the purchase of this property is subject to customary closing contingencies. The Classic at West Palm Beach is a 296-unit senior and assisted living community located in West Palm Beach, Florida.

8.   PRO FORMA INFORMATION

     The following pro forma condensed consolidated and combined statements of operations of the Company for the six months ended June 30, 1997 and June 30, 1996 are presented as if, at January 1, 1997 and January 1, 1996, the Company had sold 4,500,000 shares of its common stock (including PGI's purchase of 2,500,000 shares) at a sale price of $11.50 per share, issued 2,000,000 shares of its common stock to PGI and management and sold 675,000 shares of its common stock in accordance with an over-allotment option, purchased or leased the Original Facilities, the Activelife Facilities, the Gables at Brighton Facility, and the Park Place Facilities. The pro forma condensed consolidated and combined statements of operations of the Company should be read in conjunction with the historical financial statements included herein and in the Company's Prospectus dated May 1, 1997.

     These pro forma condensed consolidated and combined statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the Offering had been consummated at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

                      BROOKDALE LIVING COMMUNITIES, INC.
 NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)(Continued)

8.   Pro Forma Information (continued)

     Pro Forma Condensed Consolidated and Combined Statement of Operations - Six Month Period Ended June 30, 1997 (amounts in thousands, except for per share amounts)

                                                Brookdale  Living
                                              Communities, Inc. and
                                              Predecessor Properties
                                                January 1, 1997 to           Pro Forma              Pro Forma
                                                  June 30, 1997            Adjustments(a)          As Adjusted
                                                  -------------            ---------------         -----------
REVENUE
Residents fees                                       $17,012                   $ 4,448              $ 21,460

Management services income                                32                        76                   108
                                                     -------                   -------              --------
Total revenue                                         17,044                     4,524                21,568

EXPENSES
Facility operating                                    (9,445)                   (2,459)              (11,904)

Leasing                                               (4,586)                     (546)               (5,132)

General and administrative                              (478)                     (999)               (1,477)

Depreciation and amortization                         (1,196)                     (763)               (1,959)
                                                     -------                   -------              --------

Income (loss) from operations                          1,339                      (243)                1,096

Interest and financing fees expense, net              (1,703)                     (946)               (2,649)
                                                     -------                   -------              --------
Loss before
income taxes                                            (364)                   (1,189)               (1,553)

Pro forma benefit
for income taxes                                         214                       568                   782
                                                      ------                   -------              --------

Pro forma net loss                                     $(150)                    $(621)                $(771)
                                                     =======                   =======              ========
Pro forma net loss
per share                                             $(0.04)                                         $(0.11)
                                                     =======                                        ========
Pro forma common shares
outstanding                                            3,472                                           7,175
                                                     =======                                        ========

(a) The adjustments reflect the effects of the operations of Hawthorn Lakes, Edina Park Plaza and Park Place for the period January 1, 1997 through May 6, 1997, as if they had been acquired by the Company as of January 1, 1997. Also reflected are the effects of the Company operating as a public company for the period January 1, 1997 through May 6, 1997, as if the Company began operations as of January 1, 1997. Interest income on cash balances has not been reflected in these adjustments.

                      BROOKDALE LIVING COMMUNITIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

8.   Pro Forma Information (continued)

     Pro Forma Condensed Consolidated and Combined Statement of Operations - Six Month Period Ended June 30, 1996 (amounts in thousands, except for per share amounts)

                                                           Original           Pro Forma         Pro Forma
                                                          Facilities         Adjustments (a)   As Adjusted
                                                          -----------        -----------       -----------
Revenue
Residents fees                                               $11,186           $ 8,485           $ 19,671

Management services income                                        --                99                 99
                                                             -------           -------           --------

Total revenue                                                 11,186             8,584             19,770

Expenses

Facility operating                                            (6,320)           (4,600)           (10,920)

Leasing                                                           --            (5,133)            (5,133)

General and administrative                                        --            (1,477)            (1,477)

Depreciation and
 amortization                                                 (1,582)             (278)            (1,860)
                                                             -------           -------           --------

Income (loss) from
 operations                                                    3,284            (2,904)               380

Interest and financing
 fees expense, net                                            (2,785)              237             (2,548)
                                                             -------           -------           --------

Income (loss) before
 income taxes                                                    499            (2,667)            (2,168)

Pro forma (provision)
 benefit for income taxes                                       (200)            1,228              1,028
                                                             -------           -------           --------

Pro forma net income (loss)                                  $   299           $(1,439)          $ (1,140)
                                                             =======           =======           ========
Pro forma net income
 (loss) per share                                              $0.15                               $(0.16)
                                                             =======                             ========

Pro forma common shares
 outstanding                                                   2,000                                7,175
                                                             =======                             ========


(a) The adjustments reflect the effects of the operations of the New Facilities for the period January 1, 1996 through June 30, 1996, as if they had been acquired by the Company as of January 1, 1996. Also reflected are the effects of the Company operating as a public company for the period January 1, 1996 through June 30, 1996, as if the Company began operations as of January 1, 1996. Interest income on cash balances has not been reflected in these adjustments.

                          BROOKDALE COMMUNITIES, INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


9.   INCOME TAXES

The Company will file a consolidated corporate tax return. Deferred income taxes reflect the net effects of permanent and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 40% to pretax income as a result of the following:

                                                       Brookdale Living     Predecessor            Predecessor
                                                       Communities, Inc.  Properties from        Properties from
                                                       from May 7, 1997   January 1, 1997         April 1, 1997
                                                       to June 30, 1997   to May 6, 1997         to May 6, 1997
                                                       -----------------  ---------------        ---------------
Computed "expected" income tax benefit                          $ 86,866          $58,581                $13,712
Increase in income tax benefit resulting from net
   income of non-taxable entities included in the                      -           20,194                 20,440
   Predecessor Properties.
Increase in income tax benefit resulting from effect of
   non-taxable amortization of deferred gain on sale
   of property                                                    48,581                -                      -
                                                                --------          -------                -------
Income tax benefit per financial statements                     $135,447          $78,775                $34,152
                                                                ========          =======                =======

Included in the Predecessor Properties are three non-taxable partnerships which had operations for all periods prior to May 7, 1997, and a C Corporation which began operations on December 27, 1996.

Included in other assets of the Company as of June 30, 1997 is a deferred tax asset of approximately $3,766,000, which includes $3,552,000 related to the difference in the basis of real estate assets for financial reporting and income tax purposes and $214,000 related to a net operating loss carryforward. The deferred tax asset will be recognized through depreciation expense for tax purposes in excess of depreciation expense for financial reporting over the depreciable lives of the real estate and through the generation of taxable income. A valuation allowance pertaining to these real estate assets is not required as the Company expects to generate future taxable income to realize the deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion is based primarily on the statements of operations for combined "Brookdale Living Communities, Inc. and Predecessor Properties" from January 1, 1997 and April 1, 1997 to June 30, 1997 and the statements of operations of Predecessor Properties from January 1, 1996 and April 1, 1996 to June 30, 1996 and also the balance sheet of Brookdale Living Communities, Inc. (the "Company") as of June 30, 1997 and the balance sheet of the Predecessor Properties as of December 31, 1996. The financial statements of the Predecessor Properties combine the balance sheet data and results of operations of five property partnerships which were contributed by PGI to the Company simultaneously with the consummation of its initial public offering (the "Offering") and are now consolidated in the Company's financial statements. Historical results and any apparent percentage relationships with respect thereto are not necessarily indicative of future operations.

     The financial statements of the Predecessor Properties combine the balance sheet data and results of operations of five property partnerships which were contributed by PGI to the Company simultaneously with the consummation of its initial public offering (the "Offering") and are now consolidated in the Company's financial statements. Historical results and percentage relationships with respect thereto are not necessarily indicative of future operations.

CAUTIONARY STATEMENTS

     This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief, or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures within the industry and/or the markets in which the Company operates (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

     The Company operates ten senior and assisted living facilities containing a total of 2,168 units. Four of such facilities are owned by the Company, four facilities are leased by the Company from a third party under a long-term net lease and two facilities (one of which is owned by PGI) are managed by the Company pursuant to management contracts. The Company's senior and assisted living facilities offer residents a supportive, "home-like" setting and assistance with certain activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling seniors to age in place and thereby maintain their residency for a longer time period. The ability to allow residents to age in place is beneficial to the Company's residents as well as their families who are burdened with care option decisions for their elderly relatives.

     The Company currently plans to acquire or lease approximately three to five facilities per year containing an aggregate of approximately 800 to 1,000 units, and to commence development of at least two new facilities per year containing approximately 200 units each in urban and suburban areas of major metropolitan markets. The Company anticipates that it will use a combination of net proceeds from the Offering, additional debt financing, lease transactions, equity financing and cash generated from operations to fund its acquisition and development activity. In order to achieve its growth plans, the Company will be required to obtain a substantial amount of additional financing. To the extent available, the Company may use long-term, tax-exempt bonds to finance the acquisition of existing facilities and the development of new facilities. There can be no assurance that future financing or lease transactions will be available as needed or on terms acceptable to the Company. A lack of funds would require the Company to delay all or some of its acquisition plans and development projects.

     The Company will derive its revenues from resident fees and management fees. Resident fees typically are paid monthly by residents, their families or other responsible parties. The Company will also derive management fees from the two facilities that it manages. Resident fees and management fees are recognized as revenues when services are provided.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

     The following discussion is based on the comparison of the statement of operations for combined "Brookdale Living Communities, Inc. and Predecessor Properties" from January 1, 1997 to June 30, 1997 to the statement of operations of Predecessor Properties from January 1, 1996 to June 30, 1996. The results of the Predecessor Properties for the respective 1996 period are not necessarily indicative of the results that would have been attained had the Predecessor Properties been a part of the Company for such period.

     For the six months ended June 30, 1997, net income decreased approximately $649,000, or 129.9%, to a loss of approximately $149,000 when compared to the same period in 1996. This decrease was primarily due to an increase in total expenses partially offset by an increase in total revenue of the Company. The factors noted above are discussed in the following paragraphs in greater detail.

     Total revenue increased by $5.9 million, or 52.4%, to $17.0 million for the six months ended June 30, 1997 when compared with the same period in 1996. Of this increase, approximately $812,000 relates to increased rental rates at the Original Facilities. The remainder of the increase, or approximately $5.0 million, relates to revenue of the New Facilities.

     Total expenses increased $6.7 million, or 62.9%, to $17.4 million for the six months ended June 30, 1997 when compared with the same period in 1996. Facility operating expenses increased $3.4 million, or 57.3%, to $9.2 million primarily due to the inclusion of the New Facilities. The Company incurred general and administrative expenses of approximately $478,000 from the commencement of operations on May 7, 1997 through June 30, 1997 attributable to the inclusion of corporate overhead. Lease expense increased $4.6 million due to the inclusion of the Leased Facilities. Depreciation and amortization decreased approximately $386,000, or 24.4%, to $1.2 million primarily due to the sale and lease-back of The Hallmark Facility on December 27, 1996. Prior to this date, the Company owned and, accordingly, recorded depreciation relating to the facility. The decrease in depreciation and amortization due to the sale and lease-back of The Hallmark Facility was slightly offset by an increase in depreciation associated with the purchase of the Acquired Facilities on May 7, 1997. Interest and financing fees decreased approximately $1.1 million, or 38.8%, to $1.7 million primarily due to the sale and lease-back of The Hallmark Facility. As a result of the sale and lease-back of such facility on December 27, 1996, it was no longer encumbered by the debt. This decrease was slightly offset by the assumption of debt of certain of the Acquired Facilities in connection with the purchase of these properties. Property management fee-affiliate decreased approximately $231,000, or 50.2%, to approximately $230,000 due to the elimination of all management fees charged to the Company once the Company commenced operations on May 7, 1997.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30,
1996

     The following discussion is based on the comparison of the statement of operations for combined "Brookdale Living Communities, Inc. and Predecessor Properties" from April 1, 1997 to June 30, 1997 to the statement of operations of Predecessor Properties from April 1, 1996 to June 30, 1996. The results of the Predecessor Properties for the respective 1996 period are not necessarily indicative of the results that would have been attained had the Predecessor Properties been a part of the Company for such period.

     For the quarter ending June 30, 1997, net income decreased approximately $445,000, or 122.6%, to a net loss of approximately $82,000 when compared to the same period in 1996. This decrease was primarily due to an increase in total expenses partially offset by an increase in total revenue of the Company. The factors noted above are discussed in the following paragraphs in greater detail.

     Total revenues increased by $4.0 million, or 70.9%, to $9.6 million for the quarter ended June 30, 1997 when compared to the same period in 1996. Of this increase, approximately $510,000 relates to increased rental rates at the Original Facilities. The remainder of the increase, $3.5 million, relates to revenues of the New Facilities.

     Total expenses increased $4.6 million, or 87.5%, to $9.8 million for the quarter ended June 30, 1997 when compared with the same period in 1996. Facility operating expenses increased $2.3 million, or 82.7%, to $5.1 million primarily due to the inclusion of the New Facilities and a slight increase in expenses at the Original Facilities. The Company incurred general and administrative expenses of approximately $478,000 from the commencement of operations on May 7, 1997 through June 30, 1997 attributable to the inclusion of corporate overhead. Lease expense increased $2.4 million, due to the inclusion of the Leased Facilities. Depreciation and amortization decreased $51,000, or 6.4%, primarily due to the sale and lease-back of The Hallmark Facility on December 27, 1996. Prior to this date, the Company owned and, accordingly, recorded depreciation relating to the facility. The decrease in depreciation and amortization due to the sale and lease-back of The Hallmark Facility was slightly offset by an increase in depreciation associated with the purchase of the Acquired Facilities on May 7, 1997. Interest and financing fees decreased approximately $393,000, or 27.8%, to $1.0 million, primarily due to the sale and lease-back of The Hallmark Facility. As a result of the sale and lease-back of the property on December 27, 1996, it was no longer encumbered by the debt. This decrease in outstanding debt was slightly offset by the assumption of debt of certain of the Acquired Facilities in connection with the purchase of these facilities. Property management fee-affiliate decreased approximately $173,000, or 74.7%, to approximately $58,000 due to the elimination of all management fees charged to the Company once the Company commenced operations on May 7, 1997.

LIQUIDITY AND CAPITAL RESOURCES:

     On May 7, 1997, the Company completed the Offering of 4,500,000 shares of Common Stock, $.01 par value per share, at $11.50 per share. The proceeds from such Offering, net of related underwriting and offering costs, totaled approximately $43.8 million.

     Simultaneously with the completion of the Offering, the Company used approximately $21.1 million of the net proceeds from the Offering to fund the acquisition of two facilities. Approximately $6.8 million of such net proceeds was used to reimburse PGI for earnest monies previously paid by PGI in connection with a Leased Facility, the acquisition of a third party's interests in two facilities in which PGI also had interests and the proposed acquisitions of development sites. In addition, approximately $1.6 million of such net proceeds was used to fund an escrow deposit relating to one of the Company's facilities, $11.0 million of such net proceeds was used to fund an interest bearing cash collateral deposit related to credit enhancement on $65.0 million of tax-exempt bonds relating to two of the Company's facilities and approximately $1.2 million of such net proceeds was used to pay fees and transaction costs related to credit enhancement.

     The underwriters of the Offering exercised their over-allotment option and on June 3, 1997, the Company sold an additional 675,000 shares of the Company's Common Stock at $11.50 per share, less underwriting discounts and commissions. The option was granted to cover over-allotments arising in connection with the Offering. The Company received net proceeds from the over-allotment option of approximately $7.2 million from the sale of these additional shares. These funds, along with the remaining net proceeds from the Offering have been or will be used to finance a portion of future acquisitions and developments of senior and assisted living facilities and for working capital and general corporate purposes. Pending such uses, the Company intends to invest available cash in short-term, interest bearing securities or certificates of deposit.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

     Cash and cash equivalents increased $6.4 million to $11.8 million at June 30, 1997 compared with the same period in 1996 primarily due to cash remaining after application of the Offering proceeds. The increases in net cash provided by operating and financing activities were partially offset by an increase in net cash used in investing activities.

     Net cash provided by operating activities increased $1.7 million to $4.0 million for the six months ended June 30, 1997 compared with the same period in 1996. The primary reasons for the net increase in cash provided by operating activities were improved operating results of the Original Facilities and the inclusion of the New Facilities.

     Net cash used in investing activities increased $29.4 million to $29.6 million for the six months ended June 30, 1997 compared with the same period in 1996. The increase was primarily attributable to cash used in the acquisition of the Hawthorn Lakes and Edina Park Plaza Facilities and cash used to acquire a third party's interest in the Heritage and Devonshire Facilities.

     Net cash provided by financing activities increased $34.1 million to $33.2 million for the six months ended June 30, 1997 compared with the same period in 1996. The increase was primarily due to proceeds received from the public offering and over-allotment option. These increases were partially offset by an initial deposit required in accordance with the cash collateral pledge agreement related to The Heritage and Devonshire Facilities.

IMPACT OF INFLATION

     Resident fees from senior and assisted living facilities owned or leased by the Company and management fees from facilities operated by the Company are its primary sources of revenue. These revenues are affected by monthly management fee rates and facility occupancy rates. The rates charged for senior and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's resident agreements have terms of approximately one year and allow, at the time of renewal, for adjustments in the monthly fees payable thereunder, thereby enabling the Company to seek increases in monthly fees due to inflation or other factors. Any such increase would be subject to market and competitive conditions and could result in a decrease in occupancy at the Company's facilities. The Company believes, however, that the short-term nature of its resident agreements generally serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, approximately $65.0 million in principal amount of the Company's indebtedness bears interest at floating rates and future indebtedness may bear floating rate interest. Inflation, and its impact on floating interest rates, could materially affect the amount of interest payments due on such indebtedness.

                          PART II:  OTHER INFORMATION


     Item 1.        Legal Proceedings.

                    No material developments with respect to legal proceedings occurred during the period covered by this quarterly report.

     Item 2.        Changes in Securities.

                    None

     Item 3.        Defaults Upon Senior Securities.

                    None

     Item 4.        Submission of Matters to a Vote of Security Holders.

                    None

     Item 5.        Other Information.

                    None

     Item 6.        Exhibits and Reports on Form 8-K.


     (a) Exhibits:


     Exhibit
     Number:        Description
     -------        -----------
     10.1           Formation Agreement dated as of May 7, 1997 by and among the
                    Company, PGI and Mark J. Schulte

     10.2 Space Sharing Agreement dated as of May 7, 1997 by and between the Company and PGI

     10.3 Registration Rights Agreement dated as of May 7, 1997 by and between the Company and PGI

     10.4 Voting Agreement dated as of May 7, 1997 by and between the Company and PGI

     10.5 Non-Compete Agreement dated as of May 7, 1997 by and among the Company, PGI and Michael W. Reschke

     10.6 Employment Agreement dated as of May 7, 1997 by and between the Company and Michael W. Reschke

     10.7 Employment Agreement dated as of May 7, 1997 by and between the Company and Mark J. Schulte

     10.8 Employment Agreement dated as of May 7, 1997 by and between the Company and Darryl W. Copeland, Jr.

     10.9 Employment Agreement dated as of May 7, 1997 by and between the Company and Matthew F. Whitlock

     10.10 Employment Agreement dated as of May 7, 1997 by and between the Company and Mark J. Iuppenlatz

     10.11 Management Agreement dated as of May 7, 1997 by and between Brookdale Living Communities of Texas, Inc. and The Island on Lake Travis, Ltd.

     10.12 Submanagement Agreement dated as of July 1, 1997 by and between Brookdale Living Communities of Minnesota II, Inc. and Kenwood Associates Limited Partnership

     10.13 Form of Indemnification Agreement, as filed with the Securities and Exchange Commission on March 17, 1997 as
                    Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-12259) and incorporated herein by reference

     10.14 Amended and Restated Partnership Agreement of River Oaks Partners dated as of May 7, 1997 by and between Brookdale Holdings, Inc. and the Company

     10.15 Amended and Restated Agreement of Limited Partnership of The Ponds of Pembroke Limited Partnership dated as of May 7, 1997 by and between Brookdale Holdings, Inc. and the Company

     10.16 Real Estate Purchase Agreement dated as of September 16, 1996 by and between PGI and Gables at Brighton Associates, as filed with the Securities and Exchange Commission on September 18, 1996 as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.17 Real Estate Purchase Agreement dated as of September 16, 1996 by and between PGI and Edina Park Plaza Associates Limited Partnership, as filed with the Securities and Exchange Commission on September 18, 1996 as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.18 Real Estate Purchase Agreement dated as of September 16, 1996 by and between PGI and East Mesa Senior Living Limited Partnership, as filed with the Securities and Exchange Commission on September 18, 1996 as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.19 Real Estate Purchase Agreement dated as of September 16, 1996 by and between PGI and Hawthorn Lakes Associates, as filed with the Securities and Exchange Commission on September 18, 1996 as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.20 Letter Agreement dated September 17, 1996 by and among PGI, KILICO Realty Corporation and Kemper Investors Life Insurance Company, as filed with the Securities and Exchange Commission on September 18, 1996 as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.21 First Amendment dated December 20, 1996 to Letter Agreement dated September 17, 1996 by and among PGI, KILICO Realty Corporation and Kemper Investors Life Insurance Company, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.24 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.22 Second Amendment dated April 3, 1997 to Letter Agreement dated September 17, 1996 by and among PGI, KILICO Realty Corporation and Kemper Investors Life Insurance Company, as filed with the Securities and Exchange Commission on April 8, 1997 as Exhibit 10.35 to Amendment No. 6 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.23 Third Amendment dated April 9, 1997 to Letter Agreement dated September 17, 1996 by and among PGI, KILICO Realty Corporation and Kemper Investors Life Insurance Company, as filed with the Securities and Exchange Commission on April 16, 1997 as Exhibit 10.36 to Amendment No. 6 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.24 Purchase and Sale Agreement dated as of February 20, 1997 by and between the Company and Park Place General Partnership, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.25 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.25 Purchase and Sale Agreement dated as of February 20, 1997 by and between the Company and Park Place II, L.L.C., as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.26 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.26 Master Lease Agreement dated as of December 27, 1996 by and between Health and Retirement Properties Trust, as landlord, and BLC Property, Inc., as tenant, as filed with the Securities and Exchange Commission on March 4, 1997 as
                    Exhibit 10.27 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.27 Sublease Agreement dated as of December 27, 1996 by and between BLC Property, Inc., as sublandlord, and Brookdale Living Communities of Arizona, Inc., as subtenant, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.28 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.28 Sublease Agreement dated as of December 27, 1996 by and between BLC Property, Inc., as sublandlord, and Brookdale Living Communities of Illinois, Inc., as subtenant, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.29 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.29 Sublease Agreement dated as of December 27, 1996 by and between BLC Property, Inc., as sublandlord, and Brookdale Living Communities of New York, Inc., as subtenant, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.31 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.30 Real Estate Purchase Agreement dated as of February 24, 1997 by and between PGI and Firstar DuPage Bank Trust No. 3612 dated December 4, 1989, Firstar DuPage Bank Trust No. 3625 dated February 22, 1990, West Suburban Bank Trust No. 1975 dated December 13, 1978 and the direct and indirect beneficiaries thereof, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.32 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.31 Real Estate Purchase Agreement dated as of February 14, 1997 by and between PGI and AC Properties, L.L.C., as filed with the Securities and Exchange Commission on March 4, 1997 as
                    Exhibit 10.33 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.32 Contract for Sale dated February 21, 1997 by and between PGI and VG Office Partnership '95, Ltd., as filed with the Securities and Exchange Commission on March 4, 1997 as
                    Exhibit 10.34 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.33 First Amendment dated as of February 21, 1997 to Contract for Sale dated February 21, 1997 by and between PGI and VG Office Partnership '95, Ltd., as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.35 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

     10.34 Purchase and Sale Agreement dated as of June 11, 1997 by and between Gables at Farmington Associates and the Company

     10.35 First Amendment to Purchase and Sale Agreement dated as of July 3, 1997 by and between Gables at Farmington Associates and the Company

     10.36 Second Amendment to Purchase and Sale Agreement dated as of July 16, 1997 by and between Gables at Farmington Associates and the Company

     10.37 Third Amendment to Purchase and Sale Agreement dated as of July 23, 1997 by and between Gables at Farmington Associates and the Company

     10.38 Fourth Amendment to Purchase and Sale Agreement dated as of July 30, 1997 by and between Gables at Farmington Associates and the Company

     10.39 Fifth Amendment to Purchase and Sale Agreement dated as of August 5, 1997 by and between Gables at Farmington Associates and the Company

     10.40 Sixth Amendment to Purchase and Sale Agreement dated as of August 8, 1997 by and between Gables at Farmington Associates and the Company

     10.41 First Amendment to Master Lease Agreement and Incidental Documents dated as of May 7, 1997 by and among Health and Retirement Properties Trust, BLC Property, Inc., Brookdale Living Communities of Washington, Inc., Brookdale Living Communities of Arizona, Inc., Brookdale Living Communities of Illinois, Inc., Brookdale Living Communities of New York, Inc., the Company, The Prime Group, Inc., Prime International, Inc., PGLP, Inc., Prime Group Limited Partnership and Prime Group II

     10.42 Stock Option and Deposit Agreement dated as of May 7, 1997 by and between Darryl W. Copeland, Jr., and The Prime Group, Inc.

     10.43 Stock Purchase Agreement and Agreement Concerning Option Shares dated as of May 7, 1997 by and among The Prime Group, Inc., Prime Group VI, L.P. and Darryl W. Copeland, Jr.

     27.1           Financial Data Schedule


(b)  Reports on Form 8-K:

The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BROOKDALE LIVING COMMUNITIES, INC.
                                        __________________________________
                                                  (Registrant)


Date: August 14, 1997                   /s/  Mark J. Schulte
     -------------------------          --------------------------------
                                        Mark J. Schulte
                                        President and
                                        Chief Executive Officer


Date: August 14, 1997                   /s/  Craig G. Walczyk
     -------------------------          --------------------------------
                                        Craig G. Walczyk
                                        Vice President -
                                        Chief Financial Officer