Form 10-Q
period 1997-09-30
BROOKDALE LIVING COMMUNITIES INC
filed 1997-11-14
CIK 1023010

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarterly Period ended September 30, 1997.

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from ___ to___.


Commission File Number  0-22253
                        -------

                      BROOKDALE LIVING COMMUNITIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                   36-4103821
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      77 W. Wacker Drive
         Chicago, IL                                        60601
-------------------------------             ------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (312) 977-3700
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes   X  No
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of November 14, 1997, 7,175,000 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

                      Brookdale Living Communities, Inc.
                                   Form 10-Q

                                     INDEX
                                     -----

PART I:  FINANCIAL INFORMATION                                                         Page
                                                                                       ----
Item 1.  Financial Statements.                                                            3

         Consolidated Balance Sheet of Brookdale Living Communities, Inc. as of
         September 30, 1997, and Combined Balance Sheet of Predecessor
         Properties (predecessor to Brookdale Living Communities, Inc.) as of
         December 31, 1996 (Unaudited)                                                    4

         Consolidated Statement of Operations of Brookdale Living Communities,
         Inc. for the period from July 1, 1997 through September 30, 1997 and
         Combined Statement of Operations of Predecessor Properties
         (predecessor to Brookdale Living Communities, Inc.) for the period from
         July 1, 1996 through September 30, 1996 (Unaudited)                              5

         Consolidated Statement of Operations of Brookdale Living Communities,
         Inc. for the period from May 7, 1997 through September 30, 1997,
         Combined Statements of Operations of Predecessor Properties
         (predecessor to Brookdale Living Communities, Inc.) for the period from
         January 1, 1997 through May 6, 1997 and the nine month period ended
         September 30, 1996 and Combined Statements of Operations of Brookdale
         Living Communities, Inc. and Predecessor Properties from January 1,
         1997 to September 30, 1997 (Unaudited)                                           6

         Consolidated Statement of Cash Flows of Brookdale Living Communities,
         Inc. for the period from May 7, 1997 through September 30, 1997 and
         Combined Statements of Cash Flows of Predecessor Properties
         (predecessor to Brookdale Living Communities, Inc.) for the period from
         January 1, 1997 through May 6, 1997 and for the nine month period ended
         September 30, 1996 (Unaudited)                                                   7

         Notes to consolidated and combined financial statements of Brookdale
         Living Communities, Inc. and the Predecessor Properties (predecessor to
         Brookdale Living Communities, Inc.)                                              9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.                                                                  12

PART II:  OTHER INFORMATION                                                              16

Item 1.  Legal Proceedings.                                                              16
Item 2.  Changes in Securities.                                                          16
Item 3.  Defaults Upon Senior Securities.                                                16
Item 4.  Submission of Matters to a Vote of Security Holders.                            16
Item 5.  Other Information.                                                              16
Item 6.  Exhibits and Reports on Form 8-K.                                               16

Signatures                                                                               17

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

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

            CONSOLIDATED BALANCE SHEET OF THE COMPANY AND COMBINED
                       BALANCE SHEET OF THE PREDECESSOR
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       Brookdale Living          Predecessor
                                                                       Communities, Inc.         Properties
                                                                      September 30, 1997      December 31, 1996
                                                                      ------------------      -----------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $            4,402      $           4,230
Cash-restricted                                                                    3,885                  1,089
Accounts receivable                                                                  639                    165
Prepaid rent                                                                           -                  1,251
Due from affiliates                                                                  133                    101
                                                                      ------------------      -----------------
     Total current assets                                                          9,059                  6,836

Property, plant, and equipment                                                   125,845                 58,383
Accumulated depreciation                                                         (11,126)                (9,159)
                                                                      ------------------      -----------------
Property, plant and equipment, net                                               114,719                 49,224

Property under development                                                         4,461                     75
Letter of credit deposit                                                          11,702                      -
Deferred costs, net                                                                2,709                  1,714
Deferred tax asset                                                                 3,695                      -
Other                                                                              2,968                     88
                                                                      ------------------      -----------------
     Total assets                                                     $          149,313      $          57,937
                                                                      ==================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt                                     $              280      $               -
Current portion of deferred gain on sale of property                                 806                    806
Prepaid rent                                                                         127                    616
Accrued interest payable                                                             463                    182
Accrued real estate taxes                                                          1,110                  1,031
Accounts payable and accrued expenses                                              1,930                    443
Tenant security deposits                                                           3,458                  2,614
Due to affiliates                                                                      -                    811
Deferred lease liability                                                             992                      -
Other                                                                                 24                    383
                                                                      ------------------      -----------------
     Total current liabilities                                                     9,190                  6,886

Long-term debt, less current portion                                              95,955                 65,000
Deferred gain on sale of property, less current portion                           17,124                 17,728
                                                                      ------------------      -----------------
     Total liabilities                                                           122,269                 89,614

Minority Interest                                                                      -                 (6,250)
Stockholders' equity and partners' deficit:
Common stock, $.01 par value, 75,000
  shares authorized, 7,175 shares issued and
  outstanding at September 30, 1997                                                   72                      -
Additional paid-in-capital                                                        26,863                      -
Accumulated earnings                                                                 109                      -
Partners' deficit                                                                      -                (25,427)
                                                                      ------------------      -----------------
     Total stockholders' equity and partners' deficit                             27,044                (25,427)
                                                                      ------------------      -----------------
     Total liabilities and stockholders' equity
       and partners' deficit                                          $          149,313      $          57,937
                                                                      ==================      =================

   See accompanying notes to consolidated and combined financial statements.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF OPERATIONS OF THE COMPANY AND COMBINED
                  STATEMENT OF OPERATIONS OF THE PREDECESSOR
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                    Brookdale Living        Predecessor
                                                   Communities, Inc.         Properties
                                                      period from           period from
                                                      July 1, 1997          July 1, 1996
                                                           to                    to
                                                   September 30, 1997    September 30, 1996
                                                   ------------------    ------------------
Revenue
Resident fees                                              $11,191              $ 5,689
Management fees                                                 50                    -
                                                           -------              -------
    Total revenue                                           11,241                5,689

Expenses
Facility operating                                           5,732                2,879
General and administrative                                     660                    -
Leasing                                                      2,567                    -
Depreciation and amortization                                1,170                  949
Property management fee-affiliate                                -                  233
                                                           -------              -------
    Total operating expenses                                10,129                4,061
                                                           -------              -------
    Income from operations                                   1,112                1,628
Financing fees                                                  45                    -
Interest income                                               (274)                 (58)
Interest expense                                             1,158                1,175
                                                           -------              -------
    Income before deferred tax benefit                         183                  511
Deferred tax benefit                                             7                    -
                                                           -------              -------
    Net income                                             $   190              $   511
                                                           =======              =======

    Net income per share                                   $  0.03              $     -
                                                           =======              =======

    Weighted average common shares outstanding               7,175                    -
                                                           =======              =======

See accompanying notes to consolidated and combined financial statements.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF OPERATIONS OF THE COMPANY AND COMBINED
           STATEMENTS OF OPERATIONS OF THE PREDECESSOR AND COMBINED
        STATEMENTS OF OPERATIONS OF BROOKDALE LIVING COMMUNITIES, INC.
                          AND PREDECESSOR PROPERTIES
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                Combined
                                                                                            Brookdale Living
                                                  Brookdale Living     Predecessor         Communities, Inc.        Predecessor
                                                 Communities, Inc.      Properties                and                Properties
                                                    period from        period from       Predecessor Properties     period from
                                                    May 7, 1997      January 1, 1997          period from         January 1, 1996
                                                         to                 to              January 1, 1997              to
                                                 September 30, 1997    May 6, 1997      to September 30, 1997(a) September 30, 1996
                                                 ------------------  ---------------    ------------------------ ------------------
Revenue
Resident fees                                         $17,732             $10,472               $28,204                $16,827
Management fees                                            82                   -                    82                      -
                                                      -------             -------               -------                -------
    Total revenue                                      17,814              10,472                28,286                 16,827

Expenses
Facility operating                                      9,222               5,727                14,949                  8,738
General and administrative                              1,137                   -                 1,137                      -
Leasing                                                 4,110               3,042                 7,152                      -
Depreciation and amortization                           1,848                 858                 2,706                  3,013
Property management fee - affiliate                         -                 230                   230                    695
                                                      -------             -------               -------                -------
    Total operating expenses                           16,317               9,857                26,174                 12,446
                                                      -------             -------               -------                -------
    Income from operations                              1,497                 615                 2,112                  4,381
Financing fees                                             58                   -                    58                      -
Interest income                                          (400)                (68)                 (468)                  (168)
Interest expense                                        1,873                 830                 2,703                  3,539
                                                      -------             -------               -------                -------
    (Loss) income before deferred tax benefit             (34)               (147)                 (181)                 1,010
Deferred tax benefit                                      143                  79                   222                      -
                                                      -------             -------               -------                -------
    Net income (loss)                                 $   109             $   (68)              $    41                $ 1,010
                                                      =======             =======               =======                =======

    Net income per share                              $  0.02             $     -               $  0.01                $     -
                                                      =======             =======               =======                =======

    Weighted average common
      shares outstanding                                7,051                   -                 4,720                      -
                                                      =======             =======               =======                =======

(a)  Pro forma weighted average shares and per share amounts.


See accompanying notes to consolidated and combined financial statements.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED
                  STATEMENTS OF CASH FLOWS OF THE PREDECESSOR
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       Brookdale Living       Predecessor          Predecessor
                                                                      Communities, Inc.        Properties           Properties
                                                                         period from          period from          period from
                                                                         May 7, 1997        January 1, 1997      January 1, 1996
                                                                              to                   to                   to
                                                                      September 30, 1997      May 6, 1997       September 30, 1996
                                                                     -------------------    ----------------    ------------------

Cash flows from operating activities:
Net income (loss)                                                          $    109              $   (68)            $ 1,010
Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                                             1,848                  858               3,013
    Deferred gain on sale of property                                          (323)                (281)                  -
    Increase in accounts receivable                                            (413)                 (61)                (10)
    (Increase) decrease in due from affiliate                                  (133)                 101                 (22)
    Decrease in prepaid rent asset                                              396                  855                   -
    Increase in deferred tax asset                                           (3,695)                   -                   -
    Decrease (increase) in other assets                                       2,348                 (297)                 36
    (Decrease) increase in prepaid rent liability                            (1,810)                 767                   -
    Increase in accrued interest payable                                         94                  111                 175
    (Decrease) increase in accrued real estate taxes                           (519)                  54                (246)
    Increase in accounts payable and accrued expenses                           881                  606                 123
    (Decrease) increase in tenant security deposits                             (15)                  36                  27
    Increase (decrease) in due to affiliate                                      32                 (100)                210
    Decrease in other liabilities                                               (16)                (342)               (119)
                                                                           --------              -------             -------
      Net cash (used in) provided by operating activities                    (1,216)               2,239               4,197

Cash flows from investing activities:
    Cash paid for acquisitions of facilities                                (40,176)                   -                   -
    Cash paid for escrow deposits                                            (1,198)                   -                   -
    Cash paid for property under development                                 (4,308)                  (2)                 (6)
    Property, plant, and equipment additions                                 (1,107)                (149)               (254)
                                                                           --------              -------             -------
      Cash used in investing activities                                     (46,789)                (151)               (260)

Cash flows from financing activities:
    Principal repayment on mortgage notes payable                              (110)                   -                (220)
    (Increase) decrease in cash-restricted                                     (579)              (1,180)                510
    Increase in letter of credit deposit                                       (702)                   -                   -
    Increase in deferred lease liability                                        560                  432                   -
    Increase in deferred costs                                                  (69)                (258)               (625)
    Net proceeds from equity offering                                        51,392                    -
    Advances to general partner                                                   -                    -              (4,059)
    Contributions from partners                                                   -                    -                  38
    Distributions to predecessor partners                                    (2,155)              (1,242)             (1,896)
                                                                           --------              -------             -------
      Net cash provided by (used in) financing activities                    48,337               (2,248)             (6,252)
                                                                           --------              -------             -------
      Net increase (decrease) in cash and
        cash equivalents                                                        332                 (160)             (2,315)
    Cash and cash equivalents at beginning of period                          4,070                4,230               4,201
                                                                           --------              -------             -------
    Cash and cash equivalents at end of period                             $  4,402              $ 4,070             $ 1,886
                                                                           ========              =======             =======

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED
                  STATEMENTS OF CASH FLOWS OF THE PREDECESSOR
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                            Brookdale Living          Predecessor            Predecessor
                                            Communities, Inc.          Properties             Properties
                                               period from             period from            period from
                                               May 7, 1997           January 1, 1997        January 1, 1996
                                                   to                      to                     to
                                            September 30, 1997         May 6, 1997         September 30, 1996
                                            ------------------      ----------------       ------------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Interest paid                               $            1,766      $            769       $            1,692
                                            ==================      ================       ==================

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

In connection with acquisitions, assets
acquired and liabilities assumed were
as follows:
  Fair value of assets acquired
    and minority interest assumed           $           81,028      $              -       $                -
  Less: Consideration given
          Cash paid                                     41,096                     -                        -
          Cash paid in settlement
            of liabilities assumed                         278                     -                        -
                                            ------------------      ----------------       ------------------

Liabilities and minority interest assumed   $           39,654      $              -       $                -
                                            ==================      ================       ==================


See accompanying notes to consolidated and combined financial statements.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND
           PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)


1.  Organization

  Brookdale Living Communities, Inc. (the "Company") was incorporated in Delaware on September 4, 1996. The Company was formed in order to create a company focused on senior and assisted living, which would include such property ownership interests and operations of The Prime Group, Inc. and certain of its affiliates (collectively, "PGI"). In connection with an initial public offering (the "IPO") more fully described in the Registration Statement and the Prospectus, in the form it became effective on May 1, 1997, the Company sold 4,500,000 shares of its common stock to the public and PGI contributed its senior and assisted living property ownership interests and operations in exchange for 2,000,000 shares of common stock of the Company. PGI purchased 2,500,000 of the 4,500,000 shares of common stock. Net of underwriting discounts and offering expenses, the Company received approximately $44.2 million in net proceeds from the IPO.

  Upon consummation of the IPO, the Company had 6,500,000 shares of common stock outstanding. Of these shares, the 4,500,000 shares sold in the IPO are freely tradable without restriction or limitation, except for any shares (including the 2,500,000 shares purchased by PGI) purchased by "affiliates" of the Company. The remaining 2,000,000 shares are "restricted securities" and are held by PGI and management of the Company. The Company used the proceeds from the IPO primarily to pay the cash portion of the purchase price for the Acquired Facilities (as defined below), to acquire the third party interests in two properties in which PGI also had interests, to pay certain amounts to or on behalf of PGI and various parties in connection with the Formation (as defined in the Prospectus), to finance a portion of future acquisitions and developments and for working capital and other general corporate purposes.

  Upon consummation of the IPO, PGI contributed its interests in the Predecessor Properties (described below) to the Company. In addition, the Company acquired a third party's interest in The Devonshire and The Heritage Facilities. The Company acquired the Edina Park Plaza and the Hawthorn Lakes Facilities from an unaffiliated third party, and the Company entered into an agreement to lease the Park Place Facilities ("Park Place") from an unaffiliated third party (collectively, the "Acquired Facilities").

  In connection with the IPO, the Company granted the Underwriters an option to purchase up to 675,000 additional shares of common stock for the purpose of covering over-allotments. The underwriters elected the over-allotment option and, on June 3, 1997, the Company sold 675,000 shares in connection with the over-allotment option and received approximately $7.2 million in net proceeds.

  The combined financial statements of the properties owned by the Senior Housing Division of The Prime Group, Inc. at December 31, 1996 and for the period from January 1, 1997 through May 6, 1997 consist of five properties, including three leased properties (collectively, the "Predecessor Properties" as defined in the table below). As the Springs of East Mesa and The Gables at Brighton Facilities were not included in the Predecessor Properties until December 27, 1996, the periods prior to December 27, 1996 represent interests in the three partnerships that owned, operated and managed The Devonshire, The Heritage and The Hallmark Facilities (the "Original Facilities"). The interests in the Predecessor Properties and the Acquired Facilities represent the interests of the Company at September 30, 1997. The following tables set forth the Predecessor Properties and the Acquired Facilities (collectively, the "Properties").

Senior Housing Division of The Prime Group, Inc. (the "Predecessor Properties"):
The Hallmark  (2),(3)
The Heritage (3)
The Devonshire (3)
Springs of East Mesa  (1),(2),(4)
The Gables at Brighton  (1),(2)

Acquired Facilities:
Hawthorn Lakes  (1),(4)
Edina Park Plaza  (1),(4)
Park Place (1),(2)

(1) Collectively referred to as the "New Facilities".
(2) Collectively referred to as the "Leased Facilities".
(3) Collectively referred to as the "Original Facilities".
(4) Collectively referred to as the "Activelife Facilities".

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND
           PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

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

Reclassifications

  Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

3.  Acquisitions

  In conjunction with the Offering, the Company purchased a third party's interest in two of the Predecessor Properties (the Heritage and the Devonshire Facilities), purchased two facilities (the Hawthorn Lakes and Edina Park Plaza Facilities) from an unaffiliated third party and entered into an agreement to lease a third facility (the Park Place Facilities). The total consideration (including acquisition costs) for these acquisitions and earnest money deposits on pending acquisitions was $81,028,000, consisting of $41,096,000 in cash, $31,345,000 in long-term obligations and the assumption of liabilities totaling $8,587,000.

4.  Development Projects

  On September 3, 1997, the Company purchased land in Austin, Texas for the purpose of developing a Brookdale prototype senior and assisted living facility. The Company acquired the land for a total consideration of $2,889,000.

5.  Commitments

  On September 25, 1997, the Company entered into a five year lease commitment, commencing October 1, 1997, for its corporate office with 77 West Wacker Limited Partnership (the "Landlord"), an affiliate of PGI. The corporate office is located at 77 West Wacker, Suite 4800, Chicago, Illinois 60601. The office space is 13,464 square feet, with base rent of $18.50 per square foot escalating at $0.75 per square foot at each anniversary of the commencement date. In conjunction with the signing of the lease, the Company received a $404,000 cash payment from the Landlord on October 2, 1997.

6.  Recently Issued Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS 128 establishes standards for computing and presenting earnings per share and supersedes APB Opinion No. 15, "Earnings per Share." FAS 128 replaces primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The Company will adopt the Standard in the fourth quarter of 1997 and does not expect the adoption of FAS 128 to have a material impact.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND
          PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)


  In February 1997, the FASB issued Statement of Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("FAS 129") effective for financial statements for periods ending after December 15, 1997. FAS 129 requires additional disclosures regarding the Company's capital structure. The Company will adopt the Standard in the fourth quarter of 1997 and does not expect the adoption of FAS 129 to have a material impact.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. FAS No. 130 will be effective for the Company's fiscal year ending December 31, 1998. Adoption of FAS 130 is not expected to significantly impact the Company's financial position or results of operations, including the required comparative presentation for prior periods.

7.  Subsequent Events

  On October 1, 1997, the Company entered into a purchase agreement to acquire the Brendenwood Retirement Community property for $15.75 million in cash. The closing of the purchase of this property is subject to the customary closing contingencies and there can be no assurance that such closing contingencies will be satisfied in a timely manner, if at all. The Brendenwood Retirement Community is a 149-unit senior and assisted living community located in Voorhees, New Jersey.

  On October 6, 1997, the Company purchased land in Southfield, Michigan for the purposes of developing a Brookdale prototype senior and assisted living facility. The Company acquired the land for a total consideration of approximately $1,775,000 in cash.

  On October 11, 1997, the Company entered into a purchase agreement to acquire land in Raleigh, North Carolina for approximately $2.1 million for the purpose of developing a Brookdale prototype senior and assisted living facility. The closing of this property is subject to customary closing contingencies and there can be no assurance that such closing contingencies will be satisfied in a timely manner, if at all.

  On October 22, 1997, the Company obtained a $10 million interim credit facility from LaSalle National Bank to be used for working capital and acquisition needs. The loan is unsecured, bears interest at prime plus one percent, and principal and accrued but unpaid interest is repayable in April 1998 with accrued interest payable monthly. As of November 13, 1997, the Company has drawn $1.2 million on the loan.

8.  Pro Forma Information

  The following pro forma condensed consolidated and combined statements of operations of the Company for the nine months ended September 30, 1997 and September 30, 1996 are presented as if, at January 1, 1997 and January 1, 1996, the Company had sold 4,500,000 shares of its common stock (including PGI's purchase of 2,500,000 shares) at a sale price of $11.50 per share, issued 2,000,000 shares of its common stock to PGI and management and sold 675,000 shares of its common stock in accordance with an over-allotment option, purchased or leased the Original Facilities, the Activelife Facilities, the Gables at Brighton Facility, and the Park Place Facilities. The pro forma condensed consolidated and combined statements of operations of the Company should be read in conjunction with the historical financial statements included herein and in the Company's Prospectus dated May 1, 1997.

  These pro forma condensed consolidated and combined statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the IPO had been consummated at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND
          PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)




                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                              (UNAUDITED)

                                                               January 1, 1997 to   January 1, 1996 to
                                                               September 30, 1997   September 30, 1996
                                                               -------------------  -------------------

  Revenue                                                                 $32,809              $29,962
  Net loss                                                                $  (580)             $(1,030)
  Loss per share                                                          $ (0.08)             $ (0.14)
  Weighted average shares used for computing loss per share                 7,175                7,175

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion is based primarily on the statements of operations for combined "Brookdale Living Communities, Inc. and Predecessor Properties" from January 1, 1997 and July 1, 1997 to September 30, 1997 and the statements of operations of Predecessor Properties from January 1, 1996 and July 1, 1996 to September 30, 1996 and also the balance sheet of Brookdale Living Communities, Inc. (the "Company") as of September 30, 1997 and the balance sheet of the Predecessor Properties as of December 31, 1996. The financial statements of the Predecessor Properties combine the balance sheet data and results of operations of five properties which were contributed by PGI to the Company simultaneously with the consummation of its initial public offering (the "IPO") and are now consolidated in the Company's financial statements. Historical results and any apparent percentage relationships with respect thereto are not necessarily indicative of future operations.

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

     The Company currently plans to acquire or lease approximately three to five facilities per year containing an aggregate of approximately 800 to 1,000 units, and to commence development of at least two new facilities per year containing approximately 200 units each in urban and suburban areas of major metropolitan markets. The Company

      BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY) NOTES TO CONSOLIDATED
           AND COMBINED FINANCIAL STATEMENTS (Unaudited)(Continued)

anticipates that it will use a combination of net proceeds from additional debt financing, lease transactions, equity financing and cash generated from operations to fund its acquisition and development activity. In order to achieve its growth plans, the Company will be required to obtain a substantial amount of additional financing. To the extent available, the Company may use long-term, tax-exempt bonds to finance the acquisition of existing facilities and the development of new facilities. There can be no assurance that future financing or lease transactions will be available as needed or on terms acceptable to the Company. A lack of funds would require the Company to delay all or some of its acquisition plans and development projects.

     The Company derives its revenues from resident fees and management fees. Resident fees typically are paid monthly by residents, their families or other responsible parties. The Company also derives management fees from the two facilities that it manages. Resident fees and management fees are recognized as revenues when services are provided.

Comparison of nine months ended September 30, 1997 to nine months ended September 30, 1996

     The following discussion is based on the comparison of the Statement of Operations for combined "Brookdale Living Communities, Inc. and Predecessor Properties" for the period from January 1, 1997 to September 30, 1997 to the Statement of Operations of Predecessor Properties for the period from January 1, 1996 to September 30, 1996. The results of the Predecessor Properties for the respective 1996 period are not necessarily indicative of the results that would have been attained had the Predecessor Properties been a part of the Company for such period.

     For the nine months ended September 30, 1997, net income decreased approximately $969,000, or 95.9%, to net income of $41,000 when compared to the same period in 1996. This decrease was primarily due to an increase in total expenses partially offset by an increase in total revenue of the Company. The factors noted above are discussed in the following paragraphs in greater detail.

     Total revenue increased by $11.5 million, or 68.1%, to $28.3 million for the nine months ended September 30, 1997 when compared to the same period in 1996. Of this increase, approximately $1.4 million (or an increase of 8.2%) relates to increased resident fees at the properties that have been operated for both respective periods which were the Original Facilities. The remainder of the increase, or approximately $10.1 million, relates to revenue of the New Facilities.

     Total operating expenses increased $13.7 million, or 110.3%, to $26.2 million for the nine months ended September 30, 1997 when compared to the same period in 1996. Facility operating expenses increased $6.2 million, or 71.1%, to $15.0 million primarily due to the inclusion of the New Facilities. The Company incurred general and administrative expenses of approximately $1,137,000 from the commencement of operations on May 7, 1997 through September 30, 1997 in lieu of property management fees. Lease expense increased $7.2 million due to the inclusion of the Leased Facilities. Depreciation and amortization decreased approximately $307,000 or 10.2%, to $2.7 million primarily due to the sale and lease-back of The Hallmark Facility on December 27, 1996. Prior to such date, the Company owned and, accordingly, recorded depreciation relating to such facility. The decrease in depreciation and amortization due to the sale and lease-back of The Hallmark Facility was slightly offset by an increase in depreciation associated with the purchase of the Acquired Facilities on May 7, 1997. Interest and financing fees decreased approximately $778,000, or 22.0%, to $2.8 million primarily due to the sale and lease-back of The Hallmark Facility. As a result of the sale and lease-back of such facility on December 27, 1996, it was no longer encumbered by the debt. This decrease was slightly offset by the assumption of debt of certain of the Acquired Facilities in connection with the purchase of these properties. Interest income increased approximately $300,000, or 178.6%, to $468,000 due to an increase in average cash balances. Property management fee-affiliate decreased approximately $465,000, or 66.9%, to $230,000 due to the elimination of all management fees charged to the Predecessor Properties once the Company commenced operations on May 7, 1997.

Comparison of three months ended September 30, 1997 to three months ended September 30, 1996

     The following discussion is based on the comparison of the Statement of Operations for "Brookdale Living Communities, Inc. for the period from July 1, 1997 to September 30, 1997 to the Statement of Operations of Predecessor Properties for the period from July 1, 1996 to September 30, 1996. The results of the Predecessor Properties for the respective 1996 period are not necessarily indicative of the results that would have been attained had the Predecessor Properties been a part of the Company for such period.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND
           PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)


  For the quarter ended September 30, 1997, net income decreased approximately $321,000, or 62.8%, to net income of $190,000 when compared to the same period in 1996. This decrease was primarily due to an increase in total expenses partially offset by an increase in total revenue of the Company. The factors noted above are discussed in the following paragraphs in greater detail.

  Total revenues increased by $5.6 million, or 97.6%, to $11.2 million for the quarter ended September 30, 1997 when compared to the same period in 1996. Of this increase, approximately $628,000 (or an increase of 11.0%) relates to increased resident fees at the properties that have been operated for both respective periods which were the Original Facilities. The remainder of the increase, $5.0 million, relates to revenues of the New Facilities.

  Total operating expenses increased $6.1 million, or 149.4%, to $10.1 million for the quarter ended September 30, 1997 when compared to the same period in 1996. Facility operating expenses increased $2.9 million, or 99.1%, to $5.7 million primarily due to the inclusion of the New Facilities and a slight increase in expenses at the Original Facilities. The Company incurred general and administrative expenses of approximately $660,000 from July 1, 1997 through September 30, 1997 in lieu of property management fees. Lease expense increased $2.6 million, due to the inclusion of the Leased Facilities. Depreciation and amortization increased $221,000, or 23.3%, due to an increase in depreciation associated with the purchase of the Acquired Facilities, partially offset by the decrease in depreciation and amortization due to the sale and lease-back of The Hallmark Facility on December 27, 1996. Interest income increased approximately $216,000, or 372.4%, to $274,000 due to an increase in average cash balances. Property management fee - affiliate decreased approximately $233,000, or 100.0% due to the elimination of all management fees charged to the Predecessor Properties once the commenced operations on May 7, 1997.

Liquidity and Capital Resources:

     On May 7, 1997, the Company completed the IPO of 4,500,000 shares of Common Stock, $.01 par value per share, at $11.50 per share. The proceeds from such IPO, net of related underwriting and offering costs, totaled approximately $44.2 million.

     Simultaneously with the completion of the IPO, the Company used approximately $41.7 million of such net proceeds from the IPO to fund various transactions or deposits completed or made in connection with the IPO.

     The underwriters of the IPO exercised their over-allotment option and on June 3, 1997, the Company sold an additional 675,000 shares of the Company's Common Stock at $11.50 per share, less underwriting discounts and commissions. The Company received net proceeds from the over-allotment option of approximately $7.2 million from the sale of these additional shares. These funds, along with the remaining net proceeds from the IPO have been or will be used to finance a portion of future acquisitions and developments of senior and assisted living facilities and for working capital and general corporate purposes. Pending such uses, the Company intends to invest available cash in short-term, interest bearing securities or certificates of deposit.

Comparison of nine months ended September 30, 1997 to nine months ended September 30, 1996

     Cash and cash equivalents (which excludes cash-restricted of $3.9 million and the letter of credit deposit of $11.7 million) increased $2.5 million to $4.4 million at September 30, 1997 compared to September 30, 1996 primarily due to cash remaining after the use of the Offering proceeds. The increases in net cash provided by operating and financing activities were partially offset by an increase in net cash used in investing activities.

     Net cash (used in) provided by operating activities decreased $3.2 million to $1.0 million for the nine months ended September 30, 1997 compared to the same period in 1996. The primary reasons for the net decrease in cash (used in) provided by operating activities were the overall decrease in net income as compared to the Predecessor Properties, the increase in the deferred tax asset related to the

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND
           PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

book-tax difference in the carryover basis of the Heritage and the Devonshire Facilities, partially offset by the decrease in the prepaid rent asset due to prepayment at lease inception on December 27, 1996.

     Cash used in investing activities increased $46.7 million to $46.9 million for the nine months ended September 30, 1997 compared to the same period in 1996. The increase was primarily attributable to cash used in the acquisition of the Hawthorn Lakes and Edina Park Plaza Facilities and cash used to acquire a third party's interest in the Heritage and Devonshire Facilities.

     Net cash provided by financing activities increased $52.3 million to $46.1 million for the nine months ended September 30, 1997 compared to the same period in 1996. The increase was primarily due to proceeds received from the IPO and the exercise of the underwriter's over-allotment option. These increases were partially offset by an initial deposit required in accordance with the cash collateral pledge agreement related to The Heritage and Devonshire Facilities.

Impact of Inflation

     Resident fees from senior and assisted living facilities owned or leased by the Company and management fees from facilities operated by the Company are its primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's resident agreements have terms of approximately one year and allow, at the time of renewal, for adjustments in the monthly fees payable thereunder, thereby enabling the Company to seek increases in monthly fees due to inflation or other factors. Any such increase would be subject to market and competitive conditions and could result in a decrease in occupancy at the Company's facilities. The Company believes, however, that the short-term nature of its resident agreements generally serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, approximately $65.0 million in principal amount of the Company's indebtedness bears interest at floating rates and future indebtedness may bear floating rate interest. Inflation, and its impact on floating interest rates, could materially affect the amount of interest payments due on such indebtedness.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND
           PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

  Item 5.   Other Information.

      None

  Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

        Exhibit
        Number:    Description
        -------    -----------

        10.1       Real Estate Purchase and Sale Agreement dated as of July 29,
                   1997 by and between the Company and The Classic at West Palm
                   Beach Limited Partnership

        10.2 Lease Agreement dated as of September 25, 1997 by and between the Company and 77 West Wacker Limited Partnership

        27.1       Financial Data Schedule

(b)  Reports on Form 8-K:

The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1997.

            BROOKDALE LIVING COMMUNITIES, INC. (THE "COMPANY") AND
          PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)(Continued)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BROOKDALE LIVING COMMUNITIES, INC.
                                      ----------------------------------
                                      Registrant


Date: November 14, 1997               /s/ Mark J. Schulte
      -----------------               ----------------------------------
                                      Mark J. Schulte
                                      President and
                                      Chief Executive Officer


Date: November 14, 1997               /s/ Craig G. Walczyk
      -----------------               ----------------------------------
                                      Craig G. Walczyk
                                      Vice President -
                                      Chief Financial Officer