Form 10-K
period 1997-12-31
BROOKDALE LIVING COMMUNITIES INC
filed 1998-03-31
CIK 1023010

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1997
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

Commission File Number  0-22253
                        -------

                      BROOKDALE LIVING COMMUNITIES, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                               36-4103821
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



             77 West Wacker Drive, Suite 4800, Chicago, IL  60601
            (Address of principal executive offices and zip code)

                                (312) 977-3700
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
-----------------------------        -----------------------------------------
Common stock, $0.01 Par Value                  Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 26, 1998, there were 9,475,000 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's shares held on such date by non-affiliates of the Registrant, based on the closing price ($22.125 per share) of the Registrant's common stock on the Nasdaq National Market on such date, was $209,634,375. For purposes of the foregoing computation, shares of the Registrant's common stock beneficially held by the Registrant's directors and officers and stockholders beneficially owning more than 5% of the Registrant's common stock were assumed to be "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of the Registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998.

                      BROOKDALE LIVING COMMUNITIES, INC.

                                  FORM 10-K

                              DECEMBER 31, 1997

                              TABLE OF CONTENTS

                              -----------------

PART I                                                                    PAGE
------                                                                    ----
Item 1.   Business..................................................        1
Item 2.   Properties................................................        9
Item 3.   Legal Proceedings.........................................       10
Item 4.   Submission of Matters to a Vote of Security Holders.......       10

PART II
-------

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.....................................       10
Item 6.   Selected Financial Data...................................       11
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................       12
Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk..............................................      18
Item 8.   Financial Statements and Supplementary Data................      18
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................      18

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant.........      18
Item 11.  Executive Compensation.....................................      18
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management...............................................      18
Item 13.  Certain Relationships and Related Transactions.............      18

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.................................................      18

Signatures...........................................................      27

                                    PART I


ITEM 1. BUSINESS.

OVERVIEW

   Brookdale Living Communities, Inc. and its subsidiaries (collectively, the "Company" or "Brookdale") provides senior independent and assisted living services to the elderly through its facilities located in urban and suburban areas of major metropolitan markets. As of December 31, 1997, the Company operated 13 senior independent and assisted living facilities in nine states containing a total of 2,808 units which, as of December 31, 1997, were 96.4% occupied. The Company owns four of such facilities, leases seven facilities and manages two facilities pursuant to management contracts. With facilities that contained an average of approximately 216 units, the Company believes it is able to achieve economies of scale within its facilities and provide senior independent and assisted living services in a more cost-effective manner. The Company plans to acquire or lease approximately four to six facilities per year containing an aggregate of approximately 800 to 1,200 units, and to commence development of two to three new facilities per year containing approximately 220 units each.

   Brookdale's facilities are designed for middle to upper income residents who desire an upscale residential environment providing the highest level of quality, care and value. The Company's objective is to allow its residents to age-in-place by providing them with a continuum of senior independent and assisted living services. By providing residents a range of service options as their needs change, Brookdale seeks to achieve a greater continuity of care, thereby enabling seniors to maintain their residency for a longer time period. The ability to allow residents to age-in-place is beneficial to Brookdale's residents as well as their families who are burdened with care option decisions for their elderly relatives. In addition to studio, one-bedroom and two-bedroom units, the Company provides all residents with basic services, such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation and recreational activities. For residents who require additional supplemental care services, the Company provides assistance with activities of daily living. As of December 31, 1997, the average age of Brookdale's residents was approximately 82 years old, and many of these residents require some level of assistance with their activities of daily living. The Company intends to bring "in-house" as many of these services as practicable and has established a program providing various levels and combinations of these services called "Personally Yours"SM. The levels of care provided by the Company to residents vary depending upon the licensing requirements of the state in which the facility is located.

   On May 7, 1997, the Company completed its initial public offering of its common stock (the "IPO"), and on December 24, 1997, the Company completed a follow-on public offering of its common stock. Net proceeds to the Company from such offerings totaled approximately $82.2 million. The Company used approximately $40.1 million of such net proceeds to fund various transactions completed or deposits made in connection with the IPO and $23.5 million of such net proceeds to fund various transactions completed or deposits made subsequent to the IPO. The remaining net proceeds from such offerings have been used to fund developments of senior independent and assisted living facilities and for working capital and general corporate purposes.

   In March 1998, the Company entered into a net lease transaction with respect to The Harbor Village facility, a 272-unit senior independent and assisted living facility located in Chicago, Illinois, pursuant to which the Company leases such facility on a net lease basis and operates the facility. In February 1998, the Company entered into an agreement to purchase The Atrium of San Jose, a 292-unit senior independent and assisted living facility located in San Jose, California. The Company expects to assign the purchase agreement for this facility to an unaffiliated third party which will acquire the facility and in turn net lease the facility to the Company. The closing of a purchase and subsequent net lease transaction involving The Atrium of San Jose facility is expected to occur prior to April 30, 1998. There can be no assurance that such transaction will be consummated in a timely manner, if at all. The Company has acquired development sites located in Austin, Texas and Southfield, Michigan for the construction of facilities with 209 and 219 units, respectively at each site and has commenced construction at both sites. In addition, the Company has entered into agreements to acquire development sites located in Raleigh, North Carolina and Glen Ellyn, Illinois for the construction of facilities with approximately 219 to 234 units at each site, the closings of which are contingent upon the receipt of all necessary approvals for the development of the respective sites and are expected to occur by June 30, 1998. The Company has also been selected by the Battery Park City Authority to be the developer and operator of a senior independent and assisted living facility to be located in Battery Park City in New York, New York. Construction on this project is expected to commence by late 1998.

   The Company was incorporated in Delaware in September 1996 to continue and expand the business and operations of the senior independent and assisted living division of The Prime Group, Inc. and certain of its affiliates (collectively, "PGI"), which, since 1985, had been involved in the development, construction, marketing and operation of senior independent and assisted living facilities for the elderly. The Company's principal executive offices are located at 77 West Wacker Drive, Suite 4800, Chicago, Illinois 60601, and its telephone number is (312) 977-3700.

CAUTIONARY STATEMENTS

   This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief, or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures within the industry and/or the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

THE SENIOR INDEPENDENT AND ASSISTED LIVING INDUSTRY

   The senior independent and assisted living industry is a rapidly growing component of the non-acute health care system for the elderly. The senior independent and assisted living industry serves the needs of the elderly who benefit from living in a supportive environment and may require or prefer occasional assistance with the activities of daily living, and who no longer desire, or cannot live alone. It is estimated that 35% of the people over age 85 require assistance with at least one activity of daily living, such as bathing, eating, personal hygiene, grooming and dressing.

   The rapid growth of the senior independent and assisted living industry is supported by several significant trends, including the following:

   FAVORABLE DEMOGRAPHICS. The primary consumers of senior independent and assisted living services are persons over age 65. This group represents one of the fastest growing segments of the U.S. population. According to U.S. Bureau of the Census data, the number of people in the U.S. age 65 and older increased by more than 27% from 1981 to 1994, growing from 26.2 million to
33.2 million. The segment of the population over 85 years of age, which comprises the largest percentage of residents at senior care facilities, is projected to increase by more than 40% between the years 1990 and 2000. Brookdale believes that these trends will contribute to continued strong demand for senior independent and assisted living services.

   CONSUMER PREFERENCE. The Company believes that senior independent and assisted living facilities provide prospective residents and their families with an attractive alternative to home care or skilled nursing facilities, particularly those prospective residents who do not require the level of care or institutional setting provided by skilled nursing facilities. Senior independent and assisted living facilities allow residents, who typically furnish their own units, to age-in-place and preserve their independence in a more residential setting. The Company believes these factors result in a higher quality of life than that experienced in the more institutional or clinical settings, such as skilled nursing facilities.

   COST-EFFECTIVE ALTERNATIVE. The annual per resident cost for senior independent and assisted living care is significantly less than the annual per resident cost for skilled nursing care. The Company believes that the cost of senior independent and assisted living care (which includes housing and meal preparation) compares favorably with home health care when the costs associated with housing and meal preparation are added to the costs of home health care. Pricing pressure is also forcing skilled nursing facilities to shift their focus toward providing more intense levels of care enabling them to charge higher fees, thus adding to the shortage of facilities providing less intensive care. The rapid growth of the elderly population coupled with continuing constraints on the supply and availability of long-term care beds is leading to a continued shortage of long-term care beds for the elderly.

   INCREASING AWARENESS OF BENEFITS OF CONGREGATE LIVING. The Company believes that consumers and their adult children are becoming increasingly aware of the benefits of living in senior independent or congregate living facilities which provide assisted living services. For the potential resident who may not necessarily require assistance with activities of daily living, senior independent living facilities can provide significant benefits to improve quality of life. By receiving proper nutrition and the enhanced physical, mental, and social stimulation, which are provided in a senior independent or congregate living facility, residents may realize such improved quality of living. In facilities, such as the Company's facilities, which also provide assistance with activities of daily living, residents and their adult children can take comfort in knowing that such residents can age-in-place in a more secure and structured environment than typically available in the home.

   CHANGING FAMILY DYNAMICS. As a result of the growing number of two-income families, many children are not able to care for elderly parents in their own homes. Two-income families are, however, better able to provide financial support for elderly parents. In addition, other factors, such as the growth in the divorce rate and single-parent households, as well as the increasing geographic dispersion of families, have contributed to the growing inability of children to care for aging parents in the home.

BUSINESS AND GROWTH STRATEGY

   The Company's business and growth strategy is based on the following key elements:

   ACQUIRE AND LEASE EXISTING SENIOR INDEPENDENT AND ASSISTED LIVING FACILITIES. The Company believes that significant opportunities exist to take advantage of the fragmented senior independent and assisted living industry by selectively acquiring or leasing existing facilities. The Company's acquisition and leasing strategy has focused, and will continue to focus, primarily on facilities that are designed or can be repositioned by the Company, by improving or enhancing available services and amenities, for middle to upper-income, private pay residents. Facilities which the Company expects to acquire or lease will primarily consist of large facilities, similar to the Company's current facilities that contain an average of approximately 216 units, located in urban and suburban areas of major metropolitan markets. See "-Acquisitions, Leases and Development."

   DEVELOP THE BROOKDALE PROTOTYPE FACILITY IN TARGETED MARKETS. The Company intends to continue to leverage its development expertise and construct its prototype facility on selected sites located in urban and suburban areas of major metropolitan markets. The Company's prototype facility, which is flexible and can be adapted to the specific requirements of individual markets and site requirements, contains 220 units, but can be constructed to accommodate between 150 and 250 units. The prototype offers a mix of studio, one-bedroom and two-bedroom units and common areas providing premium amenities. The Company intends to begin development of two to three facilities in each of the next five years and anticipates that each development will require approximately 22 to 24 months to complete. See "-Acquisitions, Leases and Development."

   PROVIDE ACCESS TO A FULL CONTINUUM OF SENIOR INDEPENDENT AND ASSISTED LIVING SERVICES. The Company's strategy is to provide access to a full continuum of senior independent and assisted living services that allows its residents to age-in-place. These services are provided either by the Company or by outside agencies. It is the Company's strategy to increase the availability of additional services and to capture the incremental revenue generated by providing these services through Company employees. In addition, one of Brookdale's goals is to establish hospital or health care network affiliations for each of its facilities. Hospital and health care network affiliations provide for on-site physician and nursing services and facilitate the provision of health care services and wellness programs to the Company's residents. In addition, the Company is presently developing an 82-bed skilled nursing facility on the campus of The Devonshire facility located in Lisle, Illinois. The Company may pursue the development of additional skilled nursing facilities at its other facilities in selected markets. See "-Company Operations-Hospital and Health Care Network Affiliations."

   UTILIZE SOPHISTICATED MARKETING PROGRAMS TO MAINTAIN HIGH OCCUPANCY RATES. The Company utilizes sophisticated marketing programs to achieve high occupancy rates. As of December 31, 1997, the Company's facilities were 96.4% occupied. The Company believes that its marketing programs will improve the occupancy rates of facilities that the Company acquires or leases in the future. The Company's marketing programs are designed to create community awareness of the Company, its facilities and its services, and to cultivate relationships with referral sources such as health care providers, physicians, clergy, area agencies for the elderly, home health agencies and social workers. In addition, hospital affiliations have been successfully implemented by the Company at three of its facilities, which provide referrals of prospective residents. The Company believes that the success of its marketing programs is demonstrated not only by its high occupancy rates, but also by the Company's ability to maintain waiting lists at its facilities for prospective residents who pay a deposit in order to be included on such lists. See "-Company Operations-Marketing and Sales."

   UTILIZE OPERATIONAL EXPERTISE TO ENHANCE PROFITABILITY. The Company has developed and implemented sophisticated management and operational procedures resulting in strong operating margins and occupancy rates. These procedures include securing national vendor contracts to ensure consistent low pricing, implementing sophisticated budgeting and financial controls at each facility and establishing standardized training and operations procedures. The Company believes that the systematic implementation of its management and operating policies will enable the Company to enhance the financial performance of its existing and future facilities and will continue to improve the profitability of its stabilized facilities.

   EXPAND FACILITIES WHERE ECONOMICALLY ADVANTAGEOUS. The Company has found that certain of its facilities with stabilized occupancies benefit from additions and expansions offering increased capacity, as well as additional levels of service for residents requiring higher levels of care. Furthermore, the expansion of existing facilities allows the Company to enhance its economies of scale by increasing the revenue base at a facility while leveraging such facility's existing infrastructure such as the laundry equipment and the kitchen. In addition to the planned 82-bed skilled nursing facility on the campus of the Devonshire facility, the Company is currently planning to expand its Hawthorn Lakes facility located in Vernon Hills, Illinois with an additional 57 assisted living units.

SERVICES

   The Company's senior independent and assisted living facilities offer residents personal support services and assistance with certain activities of daily living in a supportive, home-like setting. Residents of the Company's facilities are typically unable or choose not to live alone, but do not require the 24-hour nursing care provided in skilled nursing facilities. The Company's service options are designed to meet residents' changing needs and to achieve a continuity of care, enabling seniors to age-in-place and thereby maintain their residency for a longer time period.

  BASIC CARE PROGRAM

   The basic care package, which is received by all residents, includes meal service, housekeeping services within the resident's unit, social and recreational activities, scheduled transportation to medical centers and shopping, security, emergency call response, access to on-site medical services and medical education and wellness programs.

  SUPPLEMENTAL CARE SERVICES

   In addition to the basic care program, the Company offers custom tailored supplemental care services for residents who desire or need such services. Optional supplemental care services include check-in services and escort and companion services. Residents with cognitive or physical frailties and higher level service needs are either accommodated with supplemental services in their own units or, in certain facilities, are cared for in a more structured and supervised environment on a separate wing or floor of the facility with a dedicated staff and with separate dining room and activity areas.

   Depending on the particular facility and as dictated by state licensing requirements, the Company also provides assistance with activities of daily living such as dressing and bathing and medication administration or reminders. The Company plans to expand its supplemental service offerings, as permitted by licensing, in order to capture incremental revenue and enable its residents to remain in its facilities longer. In addition, where practicable, the Company intends to obtain licensing to provide home health services to residents. At present, many residents receive supplemental health care services from outside third parties. The Company's ability to provide certain services depends on the licensing requirements of particular states. However, the Company's general strategy is to provide assistance with activities of daily living, subject to state licensing limitations.

   Certain services, such as physician care, infusion therapy, physical and speech therapy and other more intensive home health care services, are provided to many of Brookdale's residents by third parties. The Company assists residents in locating qualified providers for such health care services.

COMPANY OPERATIONS

  OVERVIEW

   The Company continually reviews opportunities to expand the amount of services it provides to its residents. To date, the Company has been able to increase its monthly service fees on an annual basis and has experienced increasing facility operating margins through a combination of the implementation of efficient operating procedures and the economies of scale associated with the size of its facilities. The Company's operating procedures include securing national vendor contracts to obtain consistent low pricing for certain services such as food and energy, implementing strict budgeting and financial controls at each facility and establishing standardized training and operations procedures. The Company believes that successful senior independent and assisted living operators must effectively combine the business disciplines of hospitality, health care, marketing, finance and real estate expertise.

   Brookdale has implemented intensive standards, policies and procedures and systems, including detailed staff manuals, which the Company believes have contributed to Brookdale's facility operating margins. The Company has centralized accounting controls, finance and other operating functions at its corporate headquarters so that, consistent with its operating philosophy, facility-based personnel can focus on resident care and efficient operations. Headquarters staff in Chicago, Illinois are responsible for the establishment of Company-wide policies and procedures relating to, among other things, resident care, facility design and facility operations; billings and collections; accounts payable; finance and accounting; development of employee training materials and programs; marketing activities; the hiring and training of management and other facility-based personnel; compliance with applicable local and state regulatory requirements; and implementation of the Company's acquisition, development and leasing plans.

  FACILITY STAFFING AND TRAINING

   Each facility has an Executive Director responsible for the day-to-day operations of the facility, including quality of care, social services and financial performance. Each Executive Director receives specialized training from the Company. In addition, a portion of each Executive Director's compensation is directly tied to the operating performance of the facility and to the maintenance of high occupancy levels. The Company believes that the quality and size of its facilities, coupled with its competitive compensation philosophy, have enabled it to attract high-quality, professional administrators. Each Executive Director is supported by a Resident Services Director who is directly responsible for day-to-day care of the residents and a Marketing Director who oversees the facility's marketing and community outreach programs. Other key positions at each facility include the Food Service Director, the Activities Director, the Housekeeping Director, the Engineering Director and the Business Manager.

   The Company believes that quality of care and operating efficiency can be maximized by direct resident and staff contact. Employees involved in resident care, including the administrative staff, are trained in the support and care needs of the residents and emergency response techniques. The Company has adopted formal training and evaluation procedures to help ensure quality care for its residents. The Company has extensive policy and procedure manuals for each department and holds frequent training sessions for management and staff at each site.

  QUALITY ASSURANCE

   The Company maintains quality assurance programs at each of its facilities through its corporate headquarters staff. The Company's quality assurance program is designed to achieve a high degree of resident and family member satisfaction with the care and services provided by the Company. The Company's quality control measures include, among other things, facility inspections conducted by corporate staff on at least a monthly basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations.

   The Company's quality control measures also include the survey of residents and family members on a regular basis to monitor the quality of services provided to residents. The survey process begins with a visitor's survey sent one week following a potential resident's visit to a facility to ascertain his or her opinions and initial impressions. Detailed annual written surveys and exit surveys are used to appraise and monitor the level of satisfaction of residents and their families with facility operations and services.

   In order to foster a sense of community as well as to respond to residents' desires, the Company has established at each facility a resident council, an advisory committee elected by the residents, that meets monthly with the Executive Director of the facility. Separate resident committees also exist or are being initiated for food service, activities, marketing and hospitality. These committees promote resident involvement and satisfaction and enable facility management to be more responsive to the residents' needs and desires.

  MARKETING AND SALES

   The Company's marketing strategy is intended to create awareness of the Company, its facilities and its services among potential residents and their family members and among referral sources, such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing facilities, home health agencies and social workers. Brookdale's marketing staff develops overall strategies for promoting the Company's properties and monitors the success of the Company's marketing efforts. Each facility has a Director of Marketing who oversees the facility's marketing and outreach programs and supervises the on-site marketing staff and move-in coordinators. Besides direct contacts with prospective referral sources, the Company also relies on print advertising, yellow pages advertising, direct mail, signage and special events, such as grand openings for new facilities, health fairs and community receptions. In addition, resident referral programs have been established and are promoted at each facility.

  HOSPITAL AND HEALTH CARE NETWORK AFFILIATIONS

   Another key element in the Company's operating strategy is to establish affiliations between Brookdale's facilities and hospitals and health care networks. As examples, The Hallmark (located in Chicago, Illinois) and The Heritage (located in Des Plaines, Illinois) facilities are affiliated with Saint Joseph Health Centers and Hospital and Holy Family Hospital, respectively, pursuant to agreements with the respective hospitals. Both agreements grant the hospitals the right to lease space from the Company at the respective facilities and provide that the hospitals will maintain centers in the facilities to make services available to facility residents. Each hospital pays rent for its leased space, and the Company compensates the hospitals for making the services they render available at the facilities. The annual amounts paid by the hospitals pursuant to the rental arrangements at the Hallmark and the Heritage facilities are approximately equal to the annual amounts paid by such facilities to such respective hospitals pursuant to the applicable compensation arrangements. The agreement regarding the Heritage facility terminates in February 1999 and the agreement regarding the Hallmark facility terminates in December 1999, but will be automatically extended unless either the hospital or the Company gives notice of termination. Although not subject to a written agreement, The Devonshire facility has an affiliation with Good Samaritan Hospital on terms similar to the agreements regarding The Hallmark and The Heritage facilities. The Company intends to attempt to arrange hospital and health care network affiliations for its other facilities and those that it acquires, develops or leases in the future. Hospital and health care network affiliations provide for on-site physician and nursing services and facilitate the provision of health care services and wellness programs to the Company's residents and provide the Company with a referral source.

ACQUISITIONS, LEASES AND DEVELOPMENT

   The Company evaluates markets for acquisition, lease and development opportunities based on demographics and market studies. The Company's acquisition, lease and development strategy focuses on the urban and suburban areas of major metropolitan markets.

  ACQUISITIONS AND LEASES

   The Company currently expects to acquire or lease four to six facilities per year containing an aggregate of approximately 800 to 1,200 units. In some cases, the purchase contract for a facility may be assigned to an unaffiliated third party which would acquire the facility and in turn net lease it to the Company, with the Company obtaining substantially all of the benefits and risks of ownership. The Company may acquire facilities as a means of entry into new markets and may also seek to acquire facilities within its existing markets to gain further market share and leverage its existing market awareness. Acquisitions are expected to consist primarily of large facilities that are similar to the Company's current facilities, which average approximately 216 units per facility. In reviewing acquisition opportunities, the Company considers, among other things, underlying demographics, facility location within its neighborhood or community, the current reputation of the facility in the marketplace and the ability of the Company to improve or enhance a facility's available services and amenities. Further, the Company evaluates the opportunity to improve or enhance services and operating results through the implementation of the Company's standard operating procedures.

   In March 1998, the Company entered into a net lease transaction with respect to The Harbor Village facility, a 272-unit senior independent and assisted living facility located in Chicago, Illinois, pursuant to which the Company leases such facility on a net lease basis and operates the facility. In February 1998, the Company entered into an agreement to purchase The Atrium of San Jose, a 292-unit senior independent and assisted living facility located in San Jose, California. The Company expects to assign the purchase agreement for The Atrium of San Jose facility to an unaffiliated third party which will acquire the facility and in turn net lease the facility to the Company. The closing of a purchase and subsequent net lease transaction involving The Atrium of San Jose facility is expected to occur prior to April 30, 1998. There can be no assurance that such transaction will be consummated in a timely manner, if at all.

  DEVELOPMENT

   It is the Company's development strategy to commence the development of two to three facilities per year. The Company's flexible prototype facility contains approximately 220 units, but can be constructed to accommodate between 150 to 250 units. The size of a particular facility will depend on site size, zoning and underlying market characteristics. The Company's 220-unit prototype contains approximately 220,000 square feet in a four-story building and contains a mix of studio, one-bedroom and two-bedroom units. In addition to the living units, the Company's prototype contains common areas for residents, including a living room, library, lounges, billiards room, multi-purpose room, arts and crafts room, exercise room, convenience store, beauty/barber shop, mail room, dining room and private dining room. The Company anticipates that new developments will require eight to ten months for pre-construction development, 12 to 14 months for construction and approximately 12 months after opening to achieve stabilized occupancy. The total construction costs for the 220-unit prototype, including construction period financing costs and operating deficits during the lease-up period, are estimated to be approximately $30.0 million, or approximately $135,000 per unit.

   The Company evaluates markets in which to develop its prototype based on a number of factors, including demographic profiles of both potential residents and their adult children, existing competitors and the foreseeable level of new entrants in the market, estimated market demand and zoning prospects. Site selection is based on established criteria relating to land cost and condition, visibility, accessibility, immediate adjacencies, community perception and zoning prospects. Full market feasibility studies, which include evaluations of all potential competitors, extensive interviews with key community sources and health care providers, and demographic studies are conducted for each site.

   The Company is presented with potential sites by independent brokers, developers, health care organizations and financial institutions and through internal site identification. If a site meets the Company's general market criteria, then the Company will order a preliminary market study by an independent third party. If the market study indicates that the site meets its selection criteria, the Company will then conduct a more in-depth analysis of the market to ensure there is a demonstrated need for senior independent and assisted living services and that the site is appropriate in terms of location, size and zoning. If the market and site meet all of the Company's selection criteria, the property will be purchased for development.

   The Company has acquired development sites located in Austin, Texas and Southfield, Michigan for the construction of facilities with 209 and 219 units, respectively, at each site and has commenced construction at these sites. In addition, the Company has entered into agreements to acquire development sites located in Raleigh, North Carolina and Glen Ellyn, Illinois for the construction of facilities with 219 and 234 units, respectively, at each site, the closings of which are contingent upon the receipt of all necessary approvals for the development of the respective sites and are expected to occur by June 30, 1998. The Company has also been selected by the Battery Park City Authority to be the developer and operator of a senior independent and assisted living facility to be located in Battery Park City in New York, New York. Construction on this project is expected to commence by late 1998. The closings of the Company's purchases or ground lease of the development sites is subject to certain customary conditions, including zoning and other governmental approvals. Although the Company expects the acquisitions or ground lease of the development sites to be consummated, there can be no assurance that the conditions to closing such acquisitions or ground lease will be satisfied in a timely manner, if at all.

COMPETITION

   The senior independent and assisted living industry is highly competitive, and the Company expects that it will become more competitive in the future. The Company will continue to face competition from numerous local, regional and national providers of senior independent and assisted living services. The Company will compete with such providers primarily on the basis of cost, quality of care and the array of services provided. The Company will also compete with companies providing home based health care based on those factors as well as the reputation, geographic location and physical appearance of facilities and family preferences. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations or have, or may obtain, greater financial resources than those of the Company.

   Moreover, in the implementation of the Company's business and growth strategy, the Company expects to face competition for the acquisition and development of senior independent and assisted living facilities. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract residents or expand its business and could have a material adverse effect on the Company's financial condition, results of operations and prospects.

GOVERNMENTAL REGULATION

   Senior independent and assisted living facilities are subject to varying degrees of federal, state and local regulation and licensing by local and state health and social service agencies and other regulatory authorities. While regulations and licensing requirements often vary significantly from state to state, they typically address, among other things, personnel education, training and records; facility services; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. In most states, senior independent and assisted living facilities also are subject to state or local building codes, fire codes and food service licensing or certification requirements. Assisted living facilities may be subject to periodic survey or inspection by governmental authorities. In certain states where the Company operates and where the Company may operate in the future, the Company may be unable to provide certain higher levels of assisted living services without obtaining the appropriate licenses. The Company's success will depend in part on its ability to satisfy such regulations and requirements and to acquire and maintain required licenses. The

Company's operations could also be adversely affected by, among other things, regulatory developments such as revisions in licensing and certification standards.

   Some states have adopted certificate of need or similar laws applicable to assisted living and nursing facilities which generally require that the appropriate state agency approve certain acquisitions or capital expenditures and determine whether a need exists for certain new unit or bed additions or new services. Certain states have placed a moratorium on granting certificates of need or otherwise stated their intent not to grant approval for such capital expenditures. To the extent certificates of need or other similar approvals are required for expansion of Company operations, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals or possible delays in obtaining such approvals.

   Although the Company currently does not participate in the Medicare or Medicaid programs, the hospitals and other health care providers with which it has affiliations do participate in those programs, and the Company may participate in the Medicare program at the skilled nursing facility to be constructed at the Devonshire facility. As of December 31, 1997, the Company is paid for services it provides to 10 residents in the state of Washington by the Department of Social and Health Services. Some portion of such funds are derived by such agency from the federal Medicaid program. Also, all of the Company's residents are eligible for Medicare benefits. Therefore, certain aspects of the Company's business are and will be subject to federal and state laws and regulations which govern financial and other arrangements between and among health care providers, suppliers and vendors. These laws prohibit certain direct and indirect payments and fee-splitting arrangements designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider or other entity or person for medical products and services. These laws include, but are not limited to, the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Office of the Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret these statutes liberally and enforce them aggressively. Congress and state legislatures have proposed legislation that would significantly expand the government's involvement in curtailing fraud and abuse and increase the monetary penalties for violation of these provisions. Violation of these laws can result in, among other things, loss of licensing, civil and criminal penalties for individuals and entities and exclusion of health care providers or suppliers from participation in the Medicare and/or Medicaid programs.

   In addition, although the Company is not a Medicare or Medicaid provider or supplier, it is subject to these laws because (i) the state laws typically apply regardless of whether Medicare or Medicaid payments are at issue, (ii) the Company plans to build and operate a skilled nursing facility at its Devonshire facility and may establish licensed home health agencies which are intended to participate in the Medicare program and (iii) as required under some state licensing laws, or for the convenience of its residents, some of the Company's senior independent and assisted living facilities maintain affiliations with hospitals and other health care providers, including pharmacies, home health agencies and hospices, through which the health care providers make their health care items or services (some of which may be covered by Medicare or Medicaid) available to facility residents. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

   Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access to the properties by disabled persons. While the Company believes that its facilities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

   The Company and its activities are subject to zoning and other state and local government regulations. Zoning variances or use permits are often required for construction. Severely restrictive regulations could impair the ability of the Company to open additional facilities at desired locations or could result in delays, which could adversely affect the Company's business and growth strategy and results of operations.

ENVIRONMENTAL MATTERS

   Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous substances on its property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous substances. The costs of remediation or removal may be substantial, and the presence of the hazardous substances, or the failure to promptly remediate them, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with its ownership and operation of its facilities, the Company may be potentially liable for the costs of removal or remediation of hazardous substances.

   The Company has no knowledge, nor has the Company been notified by any governmental authority, of any material noncompliance, liability or claim relating to hazardous substances in connection with any properties in which any of such entities now has or heretofore had an interest. However, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of its facilities will not be affected by the condition of the properties in the vicinity of its facilities (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

EMPLOYEES

   As of December 31, 1997, the Company had approximately 1,060 employees, of which 47 were employed at the Company's headquarters. The Company believes employee relations are good.

INSURANCE

   The provision of personal and health care services entails an inherent risk of liability. Compared to more institutional long-term care facilities, senior independent and assisted living residences offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the Company to certain risks that would be reduced in more institutionalized settings. The Company currently maintains liability insurance intended to cover such claims, in addition to fire, flood, and property insurance. The Company believes its insurance coverage is adequate based on the nature of the risks, its historical experience and industry standards.

EXECUTIVE OFFICERS

   The following table sets forth certain information concerning each of the Company's executive officers:


Name                        Age     Position with the Company
----                        ---     -------------------------
Michael W. Reschke           42     Chairman of the Board, Director
Mark J. Schulte              44     President and Chief Executive Officer, Director
Darryl W. Copeland, Jr.      38     Executive Vice President, Director
Craig G. Walczyk             38     Vice President - Chief Financial Officer
Robert J. Rudnik             43     General Counsel and Secretary
Matthew F. Whitlock          33     Vice President - Acquisitions
Mark J. Iuppenlatz           38     Vice President - Development
Stephan T. Beck              42     Vice President - Operations
Margaret B. Shontz           38     Vice President - Human Resources
Sheryl A. Wolf               35     Controller

   Michael W. Reschke has served as Chairman of the Board of Directors of the Company since May 1997. Mr. Reschke founded PGI in 1981 and, since that time, has served as PGI's Chairman, Chief Executive Officer and President. For the last 16 years, Mr. Reschke has directed and managed the development, finance, construction, leasing, marketing, acquisition, renovation and property management activities of PGI. Mr. Reschke is also Chairman of the Board of Prime Retail, Inc. (NYSE:PRT), a publicly traded real estate investment trust involved in the ownership, acquisition, development and management of upscale factory outlet centers and the successor in interest to the former retail division of PGI. In addition, Mr. Reschke is Chairman of the Board of Prime Group Realty Trust (NYSE:PGE), a publicly traded real estate investment trust involved in the ownership, acquisition, development and management of office and industrial buildings and the successor in interest to the former office and industrial divisions of PGI. Mr. Reschke is also a member of the Board of Directors of Ambassador Apartments, Inc. (NYSE:AAH), a publicly traded real estate investment trust involved in the ownership, acquisition, redevelopment and management of multi-family residential projects and the successor in interest to the former multi-family division of PGI. Mr. Reschke is licensed to practice law in the State of Illinois and is a certified public accountant. Mr. Reschke is a member of the Chairman's Roundtable and the Executive Committee of the National Realty Committee, as well as a full member of the Urban Land Institute. Mr. Reschke also serves on the Board of Visitors of the University of Illinois Law School.

   Mark J. Schulte has served as President and Chief Executive Officer and a director of the Company since May 1997. From January 1991 to May 1997, Mr. Schulte was employed by PGI in its Senior Housing Division, most recently serving as Executive Vice President, with primary responsibility for overseeing all aspects of PGI's Senior Housing Division. Prior to joining PGI, Mr. Schulte had 13 years of experience in the development and operation of multi-family housing, senior housing, senior independent and assisted living and health care facilities. Mr. Schulte is licensed to practice law in the State of New York. Mr. Schulte serves on the Executive Committee of the American Seniors Housing Association.

   Darryl W. Copeland, Jr. has served as Executive Vice President and a director of the Company since May 1997. From March 1997 to May 1997, Mr. Copeland was a consultant to PGI's Senior Housing Division. From August 1989 to February 1997, Mr. Copeland was employed by Donaldson, Lufkin & Jenrette Securities Corporation as an investment banker, most recently serving as Senior Vice President in the Health Care and Leveraged Finance groups.

   Craig G. Walczyk has served as Vice President - Chief Financial Officer of the Company since May 1997. From November 1992 to May 1997, Mr. Walczyk was employed by PGI, most recently serving as Chief Financial Officer of its Senior Housing Division. Prior to joining PGI, Mr. Walczyk was employed by the accounting firm of Ernst & Young LLP from September 1982 to October 1992. Mr. Walczyk is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

   Robert J. Rudnik has served as General Counsel and Secretary of the Company since July 1997. Mr. Rudnik also serves as Executive Vice President, General Counsel and Secretary of PGI. Mr. Rudnik has served in such capacity for PGI since 1984. Mr. Rudnik is licensed to practice law in the State of Illinois and is a member of the bar in the State of Florida.

   Matthew F. Whitlock has served as Vice President - Acquisitions of the Company since May 1997. From August 1996 to May 1997, Mr. Whitlock was employed by PGI in its Senior Housing Division as Director of Acquisitions. Prior to joining PGI, Mr. Whitlock was employed by the Forum Group, previously one of the largest operators of senior and assisted living facilities, as an acquisition specialist from August 1995 to July 1996. Mr. Whitlock was a principal with Concordia Group, a senior and assisted living consulting firm, from June 1991 to July 1995.

   Mark J. Iuppenlatz has served as Vice President - Development of the Company since May 1997. From September 1996 to May 1997, Mr. Iuppenlatz was employed by PGI in its Senior Housing Division as Director of Development. Prior to joining PGI's Senior Housing Division, Mr. Iuppenlatz was employed by Schlotzsky's, Inc. a publicly traded restaurant company, as Vice President - Real Estate from January 1995 to August 1996. Mr. Iuppenlatz was employed by PGI as Director of Marketing and Leasing from October 1991 to 1994 and as Director of Leasing from January 1989 to September 1991.

   Stephan T. Beck has served as Vice President - Operations of the Company since May 1997. From January 1993 to May 1997, Mr. Beck was employed by PGI, most recently serving as Corporate Director of Operations of its Senior Housing Division. Prior to joining PGI, Mr. Beck was employed by Classic Residence by Hyatt as Executive Director of the Hallmark facility which was then managed by Classic Residence by Hyatt, from August 1990 to December 1992.

   Margaret B. Shontz has served as Vice President - Human Resources of the Company since May 1997. From February 1989 to May 1997, Ms. Shontz was employed by PGI, most recently serving as Director of Human Resources of its Senior Housing Division.

   Sheryl A. Wolf has served as Controller of the Company since May 1997. From September 1991 to May 1997, Ms. Wolf was employed by PGI, most recently serving as Corporate Director of Finance of its Senior Housing Division.

ITEM 2. PROPERTIES.

FACILITIES

   The following table sets forth certain information regarding the Company's facilities:

                                                                           YEAR     OCCUPANCY  RATE AT       OWNERSHIP
FACILITY                                LOCATION                 UNITS    OPENED    DECEMBER 31,1997(1)     STATUS(2)(3)
--------                                --------                 -----    ------    -------------------     ------------
The Hallmark..........................  Chicago, IL               341      1990            100%                Leased
The Devonshire (4)....................  Lisle, IL                 321      1990            100%                Owned
The Classic at West Palm Beach........  West Palm Beach, FL       309      1990             92%                Leased
The Heritage..........................  Des Plaines, IL           254      1993            100%                Owned
The Park Place........................  Spokane, WA               208      1992             88%                Leased
Edina Park Plaza......................  Edina, MN                 208      1987             96%                Owned
The Island on Lake Travis.............  Lago Vista, TX            207      1988             91%                Managed
Hawthorn Lakes (4)....................  Vernon Hills, IL          202      1987            100%                Owned
The Springs of East Mesa..............  Mesa, AZ                  185      1986            100%                Leased
The Gables at Farmington..............  Farmington, CT            172      1984             99%                Leased
The Kenwood...........................  Minneapolis, MN           153      1987            100%                Managed
The Brendenwood Retirement Community..  Voorhees, NJ              145      1987             88%                Leased
The Gables at Brighton................  Brighton, NY              103      1988             95%                Leased
                                                                --------
   Total Units as of December 31, 1997                          2,808(4)
                                                                ========

Harbor Village (5)                      Chicago, IL               272      1954(6)          78%                Leased



(1) Occupancy rate is calculated by dividing total occupied units by total units operated as of such date.

(2)  All facilities indicated as "Owned" are 100% owned by Brookdale.

(3) The operating lease terms vary from one to five years, (with five to fourteen one-year extension options) to 23 years (with two 25-year extension options).

(4) Total units exclude the planned 82-bed skilled nursing facility at The Devonshire facility and the planned 57-unit expansion at the Hawthorn Lakes facility.

(5)  The Company began leasing this facility on March 6, 1998.

(6) This facility was operated as an apartment building until 1991, at which point the prior owner purchased, substantially renovated and began operating it as a senior independent and assisted living facility.

   The following table sets forth certain information regarding facilities under development by the Company:

                                     ESTIMATED
LOCATION                               UNITS            STATUS              EXPECTED OPENING
--------                             ---------          ------              ----------------
Austin, TX..........................    209       Under Construction       First Quarter 1999
Southfield, MI......................    219       Under Construction      Second Quarter 1999
Glen Ellyn, IL......................    234         In Development         Third Quarter 1999
Raleigh, NC.........................    219         In Development         Third Quarter 1999
New York (Battery Park City), NY....    216         In Development                2000
                                      -----
   Total Estimated Units              1,097
                                      =====

CORPORATE OFFICE LEASE

   On September 25, 1997, the Company entered into a five year lease (the "Office Lease"), commencing October 1, 1997, for its corporate office with 77 West Wacker Limited Partnership (the "Landlord"), a partnership which is currently owned by Prime Group Realty Trust, the publicly-traded real estate investment trust which succeeded to the office and industrial properties owned and operated by PGI. The Company's corporate office is located at 77 West Wacker Drive, Suite 4800, Chicago, Illinois 60601. The office space is approximately 13,500 square feet, with base rent of $18.50 per square foot, escalating by $0.75 per square foot at each anniversary of the commencement date. On October 2, 1997, in consideration for the signing of the lease, the Company received a $404,000 incentive from the Landlord.

   On March 17, 1998, the Company and the Landlord amended the Office Lease, pursuant to which the Company and the Landlord agreed (i) to relocate the Company's corporate office from the 48th floor to the 44th floor effective April 24, 1998, (ii) to increase the space leased by the Company to approximately 22,600 square feet and (iii) to extend the term of the Office Lease until April 30, 2005. The base rent under the amended Office Lease continues to be $18.50 per square foot, escalating $0.75 per square foot on each May 1 of the term commencing May 1, 1999. In consideration for executing the amendment of the Office Lease, the Company received a $452,000 cash payment from the Landlord.

ITEM 3. LEGAL PROCEEDINGS.

   The Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

   The Company's common stock is listed and traded on the Nasdaq National Market ("Nasdaq") under the symbol "BLCI." The following table sets forth the high and low closing prices for the common stock, as reported by Nasdaq, for the periods indicated:

                                               CLOSING PRICE
                                                 PER SHARE
                                                 ---------
                                             HIGH        LOW
Fiscal year ending December 31, 1997:
     Second Quarter (1)...................  $12.13      $11.50
     Third Quarter........................   19.00       11.88
     Fourth Quarter.......................   20.63       16.50

------------------------
(1)  The common stock commenced trading on May 2, 1997.

   On March 26, 1998, the closing price for the common stock, as reported by Nasdaq was $22.125 per share. At such date, the Company had approximately 900 holders of record of common stock.

DIVIDEND POLICY

   The Company has never declared or paid any cash dividends on its common stock and currently plans to retain future earnings, if any, to finance the growth of the Company's business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on the financial condition, results of operations and capital requirements of the Company as well as other factors deemed to be relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

   On May 7, 1997, simultaneously with the completion of the IPO, the Company issued 1,703,043 shares of common stock to PGI in exchange for all of the common stock of BLC Property, Inc., PGI's interest in The Heritage and The Devonshire facilities and the operations of its senior independent and assisted living division and 296,957 shares of common stock to Mark J. Schulte, President and Chief Executive Officer of the Company, in exchange for his interests in PGI's senior independent and assisted living division.

ITEM 6. SELECTED FINANCIAL DATA.

   The following table presents selected financial and operating data for the Company. The selected financial data as of December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996 and 1997 have been derived from the consolidated financial statements of the Company and the audited combined financial statements of The Heritage, The Hallmark, The Devonshire, The Gables at Brighton, and The Springs of East Mesa facilities (the "Predecessor Properties") included elsewhere in this Annual Report on Form 10-K which should be read in conjunction with those financial statements and notes thereto. The selected financial data as of December 31, 1993, 1994 and 1995 and for the years ended December 31, 1993 and 1994 have been derived from the combined financial statements of the Predecessor Properties to the Company not included in this Annual Report on Form 10-K which should be read in conjunction with those financial statements and notes thereto. The Company initiated operations on May 7, 1997 in connection with the initial public offering of its common stock.


                                                                     PREDECESSOR PROPERTIES
                                                ---------------------------------------------------------------
                                                             YEARS ENDED DECEMBER 31,                             BROOKDALE LIVING
                                                -----------------------------------------------                   COMMUNITIES, INC.
                                                                                                  JANUARY 1, TO      MAY 7, TO
                                                1993(1)       1994(1)       1995(1)     1996(1)    MAY 6, 1997    DECEMBER 31, 1997
                                                --------     ---------     ---------   ---------  -------------   -----------------
                                                                 (In Thousands, Except Per Share and Operating Data)
STATEMENTS OF OPERATIONS DATA:
  Revenue:
    Resident fees.............................. $ 6,629      $ 15,122      $ 21,848    $ 23,221      $ 10,473           $ 30,105
    Management fees............................      --            --            --          --            --                132
                                                --------     ---------     ---------   ---------     ---------          ---------

      Total revenue............................   6,629        15,122        21,848      23,221        10,473             30,237
  Facility operating expenses (3)..............  (5,279)      (11,270)      (13,253)    (12,805)       (6,102)           (15,892)
  Lease expense................................      --            --            --          --        (3,042)            (6,942)
  General and administrative expenses (3)......      --            --            --          --            --             (2,187)
  Depreciation and amortization................  (2,080)       (4,029)       (4,598)     (3,527)         (857)            (2,967)
                                                --------     ---------     ---------   ---------     ---------          ---------
  Operating (loss) income......................    (730)         (177)        3,997       6,889           472              2,249
  Interest expense, net........................  (1,329)       (3,227)       (5,421)     (4,524)         (762)            (2,326)
                                                --------     ---------     ---------   ---------     ---------          ---------
  (Loss) income before minority interest,
    tax (provision)/deferred tax benefit and
    extraordinary item.........................  (2,059)       (3,404)       (1,424)      2,365          (290)               (77)
  Loss (income) allocated to minority
    interest...................................   1,266         1,178           802        (756)         (138)                --
                                                --------     ---------     ---------   ---------     ---------          ---------
  (Loss) income before tax (provision)/
    deferred tax benefit and extraordinary
    item.......................................    (793)       (2,226)         (622)      1,609          (428)               (77)
  Tax (provision)/deferred tax benefit.........      --            --            --          --          (236)               558
  Extraordinary item (net of deferred tax
    benefit of $24 for 1997)...................      --            --         3,274          --            --                (36)
                                                --------     ---------     ---------   ---------     ---------          ---------
  Net (loss) income ........................... $  (793)     $ (2,226)     $  2,652    $  1,609      $   (664)          $    445
                                                ========     =========     =========   =========     =========          =========
  Basic earnings per common share..............      --            --            --          --            --           $   0.06
  Diluted earnings per common share............      --            --            --          --            --           $   0.06
  Basic weighted average shares
    outstanding................................      --            --            --          --            --              7,208
  Diluted weighted average shares
    outstanding................................      --            --            --          --            --              7,351
SELECTED OPERATING AND OTHER DATA(9):
  Number of facilities (at end of period)......       2             3             3           5            (9)                13
  Total units operated (4).....................     575           916           916       1,204            (9)             2,808
  Occupancy rate (4)(6)........................    79.9%         95.6%         98.1%       99.7%           (9)              96.4%
  Average monthly revenue per unit (5)(6)...... $ 1,454      $  1,732      $  2,015    $  2,050            (9)          $  1,965

BALANCE SHEET DATA:
  Cash and cash equivalents.................... $   497      $  4,127      $  5,086    $  4,230      $ 1,915           $ 13,292
  Cash-restricted (7)..........................   8,457         2,047         1,733       1,089        2,269              5,920
  Letter of credit deposit (7).................      --            --            --          --           --             12,138
  Lease security deposits (8)..................      --            --            --          --           --             18,542
  Total assets.................................  65,149       102,579       100,325      57,836       55,982            183,169
  Total long-term debt.........................  71,510       101,242        99,627      65,000       65,000             96,167
  Total stockholders' equity and
    predecessor (deficit) capital..............  (2,780)        1,852         3,597     (25,427)     (28,685)            57,920

(1) The historical financial and operating data for the years ended December 31, 1993, December 31, 1994, December 31, 1995 and December 31, 1996
     represent combined historical financial data for the Predecessor
     Properties.

(2) The financial and operating data for year ended December 31, 1997 represent combined historical financial data for the Predecessor Properties until May 7, 1997 and, thereafter, the operations of the Company.

(3) Prior to May 7, 1997, general and administrative expenses were allocated to the then existing facilities; however, following such date, the Company began reporting general and administrative expenses as a separate item.

(4) Total units operated represents the total units operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units by total units operated as of the end of the period.

(5) Average monthly revenue per unit represents the average of the total monthly resident fees divided by occupied units at the end of the period averaged over the respective period presented and for the period of time in operation during the period.

(6) For the year ended December 31, 1996, all the properties of the Predecessor Properties have been included in the occupancy rate. However, the average monthly revenue per unit excludes The Gables at Brighton and The Springs of East Mesa which were leased for less than a full month in 1996.

(7) Cash-restricted represents segregated amounts to be used for the payment of real estate taxes and other operating activities and deposits in accordance with governmental and debt agreement requirements. Letter of credit deposit represents cash collateral for the credit enhancement of $65.0 million of tax-exempt bonds that are secured by The Heritage and The Devonshire facilities. The Company earns interest income on both cash-restricted and letter of credit deposit amounts. See Note 3 to the Consolidated and Combined Financial Statements included elsewhere in this Annual Report on Form 10-K.

(8) Lease security deposits represents investments collateralizing the Company's net lease obligations.

(9) All Selected Operating and Other Data for 1997 is as of and for the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   The Company operates 13 senior independent and assisted living facilities containing a total of 2,808 units as of December 31, 1997. Four of such facilities are owned by the Company, seven facilities are leased by the Company and two facilities (one of which is owned by PGI) are managed by Brookdale pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with certain activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior independents to age-in- place and thereby maintain their residency for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

   The Company derives its revenues from both resident fees and management fees. In the future, the Company expects to derive additional revenue from development fees associated with developing senior independent and assisted living facilities for third parties. Resident fees typically are paid monthly by residents, their families or other responsible parties. As of December 31, 1997, 99.6% of the Company's revenue was derived from private pay sources. Management services income consists of management fees which typically range from 3.0% to 5.0% of a managed facility's total gross revenues. Resident fees and management fees are recognized as revenues when services are provided. The Company does not receive management fees from facilities that it owns or leases.

   The Company classifies its operating expenses into the following categories: (i) facility operating expenses, which include labor, food, marketing and other direct facility expenses and real estate taxes; (ii) general and administrative expenses, which primarily include corporate headquarters and other overhead costs; (iii) lease payments; and (iv) depreciation and amortization.

RESULTS OF OPERATIONS

                                                                       YEARS ENDED       JANUARY 1-          MAY 7-
                                                                       DECEMBER 31,         MAY 6         DECEMBER 31
                                                                       ------------      ----------       -----------

                                                                     1995      1996         1997              1997
Total revenue......................................................  100.0%    100.0%      100.0%            100.0%
Facility operating expenses (1)....................................  (60.7)    (55.1)      (58.3)            (52.6)
Lease expense......................................................     --        --       (29.0)            (23.0)
General and administrative expenses (1)............................     --        --          --              (7.2)
Depreciation and amortization......................................  (21.0)    (15.2)       (8.2)             (9.8)
                                                                    -------   -------      -------          -------
Operating income...................................................   18.3      29.7         4.5               7.4
Interest expense, net..............................................  (24.8)    (19.5)       (7.3)             (7.7)
                                                                    -------   -------      -------          -------
(Loss) income before minority interest, tax (provision)/deferred
  tax benefit and extraordinary item...............................   (6.5)     10.2        (2.8)             (0.3)
Loss (income) allocated to minority interest.......................    3.7      (3.3)       (1.3)               --
                                                                    -------   -------      -------          -------
(Loss) income before tax (provision)/deferred tax benefit and
  extraordinary item...............................................   (2.8)      6.9        (4.1)             (0.3)
Tax (provision)/deferred tax benefit...............................     --        --        (2.2)              1.8
Extraordinary item (net of tax benefit of 0.1% for 1997)...........   14.9        --          --              (0.1)
                                                                    -------   -------      -------          -------
Net income (loss)..................................................   12.1%      6.9%       (6.3)%             1.4%
                                                                    =======   =======      =======          =======
Selected Operating and Other Data:
     Number of facilities (at end of period) (2)(6)................      3         5          --                13
     Total units operated (2)(3)(6)................................    916     1,204          --             2,808
     Occupancy rate (3)(6).........................................   98.1%     99.7%         --              96.4%
     Average monthly revenue per unit (4)(5)(6).................... $2,015    $2,050          --            $1,965

------------------------
(1) Prior to May 7, 1997, general and administrative expenses were allocated to the then existing facilities; however, following May 7, 1997, the Company, which commenced operations as of such date, began reporting general and administrative expenses as a separate item.

(2) As of December 31, 1997, the Company operated 13 facilities with 2,808 units.

(3) Total units operated represents the total units operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units by total units operated as of the end of the period.

(4) Average monthly revenue per unit represents the average of the total monthly resident fees divided by occupied units at the end of the period averaged over the respective period presented and for the period of time in operation during the period.

(5) For the year ended December 31, 1996, The Hallmark, The Heritage, The Devonshire, The Springs of East Mesa and The Gables at Brighton facilities (The Springs of East Mesa and Gables of Brighton beginning December 26,
     1996) (the "Predecessor Properties") have been included in the occupancy rate. However, the average monthly revenue per unit excludes The Gables at Brighton and The Springs of East Mesa which were leased for less than a full month in 1996.

(6) All Selected Operating and Other Data is as of and for the year ended December 31, 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

   For the year ended December 31, 1996, results reflect operations of The Hallmark, The Heritage and The Devonshire facilities. For the year ended December 31, 1997, results reflect operations of the Predecessor Properties facilities through May 7, 1997 and the Company's facilities thereafter.

   Revenue. Total revenue increased by $17.5 million, or 75.3%, to $40.7 million for the year ended December 31, 1997 when compared to the year ended December 31, 1996. Of this increase, approximately $1.6 million (or an increase of 7.0%) relates to increased resident fees at the properties that have been operated during both periods. Approximately $14.9 million of such increase relates to revenue from The Springs of East Mesa, The Gables at Brighton, Hawthorn Lakes, Edina Park Plaza, and The Park Place facilities acquired or leased in December 1996 or during 1997, and approximately $1.0 million of such increase relates to revenue from The Gables at Farmington, The Classic at West Palm Beach and The Brendenwood Retirement Community facilities leased in November and December of 1997.

   Operating Expenses. Total operating expenses increased by $21.7 million, or 132.6%, to $38.0 million for the year ended December 31, 1997 when compared to the year ended December 31, 1996. Facility operating expenses increased by $9.9 million, or 83.3%, to $21.8 million primarily due to the inclusion of the acquired or leased facilities. From the commencement of operations on May 7, 1997 through December 31, 1997, the Company managed its facilities and, accordingly, did not pay any property management fees, but incurred general and administrative expenses of approximately $2.2 million. Lease expense increased by $10.0 million due to the inclusion of The Springs of

East Mesa, The Gables at Brighton, The Hallmark, The Park Place, The Gables at Farmington, The Classic at West Palm Beach and The Brendenwood Retirement Community facilities.

   Depreciation and amortization increased by approximately $297,000, or 8.4%, to $3.8 million for the year ended December 31, 1997. Of this increase, approximately $182,000 relates to the depreciation of the step-up basis of The Devonshire and The Heritage properties that resulted in connection with the IPO, which totaled $130,000 and $52,000, respectively. The remainder of the increase, or approximately $115,000, relates to the depreciation of the acquired or leased facilities of $1.1 million offset by a decrease in depreciation on The Hallmark facility of $1.2 million due to the sale and lease-back of this facility at the end of 1996.

   Interest expense decreased by approximately $890,000, or 18.8%, to $3.9 million for the year ended December 31, 1997 primarily due to the sale and lease-back of The Hallmark facility. As a result of the sale and lease-back of such facility on December 27, 1996, the facility was no longer encumbered by debt. This decrease was slightly offset by the assumption of debt on the Hawthorn Lakes and Edina Park Plaza facilities in connection with the purchase of these properties during 1997. Interest income increased by approximately $546,000, or 252.8%, to $762,000 due to an increase in average cash balances. Property management fees decreased by approximately $700,000, or 75.3%, to $230,000 due to the elimination of all management fee expense with respect to facilities owned or leased by the Company once the Company commenced operations on May 7, 1997.

   Net Income. For the year ended December 31, 1997, net income, when combining the Predecessor Properties and the Company, decreased by approximately $1.8 million, or 113.6%, to a net loss of $219,000 when compared to the year ended December 31, 1996. The net loss of $219,000 is composed of net income of the Company of $445,000 for the period from May 7, 1997 to December 31, 1997 and a net loss of the Predecessor Properties of $664,000 for the period from January 1, 1997 to May 6, 1997. Net income for the year ended December 31, 1997 (which included the Predecessor Properties through May 7, 1997 and all of the Company's facilities thereafter), versus net income for the year ended December 31, 1996, which included the Predecessor Properties only, is not necessarily comparable, in the opinion of management, due to the different ownership and capital structures for the respective years.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

   For these periods, results reflect operations of the Hallmark, Heritage and Devonshire facilities.

   Revenue. Resident fees revenue increased by approximately $1.4 million, or 6.3%, to $23.2 million for the year ended December 31, 1996 primarily due to a 6.4% increase in average monthly revenue per unit and a 1.1% increase in occupancy percentage from the year ended December 31, 1995 to the year ended December 31, 1996. The occupancy rate for the Predecessor Properties during the year ended December 31, 1996 was 99.7% as compared to 98.1% during the year ended December 31, 1995. The average monthly revenue per unit increased by $35 per unit to $2,050 per unit for the year ended December 31, 1996 as compared to $2,015 per occupied unit for the year ended December 31, 1995.

   Operating Expenses. Facility operating expenses decreased by approximately $448,000, or 3.4%, to $12.8 million for the year ended December 31, 1996 primarily due to more efficient operations at the Predecessor Properties and economies of scale created by the increase in occupancy and revenue. This was evidenced by the decrease in these expenses as a percentage of revenue to 55.1% for the year ended December 31, 1996 compared to 60.7% for the year ended December 31, 1995. In addition, property management fees (such management fees, which were paid to PGI, have not been paid since the IPO and will not be paid in the future with respect to facilities owned or leased by the Company) decreased approximately $141,000, or 13.2%, due primarily to a reduction of the Hallmark facility's management fees, effective January 1, 1996, from 5.0% of operating income to 3.0%.

   Depreciation and amortization expense decreased by approximately $1.1 million, or 23.3%, to $3.5 million for the year ended December 31, 1996 primarily due to amortization of deferred marketing fees of approximately $591,000 in 1995 related to The Devonshire and The Heritage facilities that became fully amortized in 1995 and certain furniture and equipment of The Devonshire facility that was fully depreciated in 1995, representing a depreciation expense of approximately $215,000 in 1995, and was partially offset by an increase in depreciable assets at each of the Predecessor Properties.

   Interest expense, net decreased by approximately $897,000, or 16.5%, to $4.5 million for the year ended December 31, 1996 primarily due to the refinancing of The Hallmark facility's mortgage payable at the end of 1995. This refinancing resulted in savings of approximately $594,000 as interest accrued on the new note bore a fixed rate of interest of 7.265% per annum whereas interest on the old note accrued at a rate of LIBOR plus 2.5% per annum. For the year ended December 31, 1995, the interest rate on the old note ranged from 8.75% to 9.0%. In addition, The Devonshire and The Heritage facilities experienced lower interest rates on their variable rate bonds during the year ended December 31, 1996 than during the year ended December 31, 1995, which resulted in additional savings of approximately $292,000. Interest rates on these bonds (exclusive of credit enhancement and other fees) averaged approximately 3.4% for the year ended December 31, 1996 as compared to an average rate of approximately 3.9% for the year ended December 31, 1995. These decreases in interest expense were slightly offset by increased financing fees associated with The Devonshire and The Heritage facilities' bonds for the year ended December 31, 1996.

   Income (Loss) Before Minority Interest and Extraordinary Item and Net Income. Income (loss) before minority interest increased by approximately $3.8 million and net income decreased by approximately $1.0 million to approximately $2.4 million and $1.6 million, respectively, for the year ended December 31, 1996 compared to a loss before minority interest and extraordinary item and net income of $1.4 million and $2.7 million, respectively, for the year ended December 31, 1995 primarily due to an increase in operating revenue and a decrease in operating expenses, offset as described above, by an extraordinary gain on extinguishment of debt of $3.3 million on The Hallmark facility in the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

   On May 7, 1997, the Company completed the IPO of 4,500,000 shares of common stock, $.01 par value per share, at $11.50 per share. The underwriters of the IPO exercised their over-allotment option, and on June 3, 1997, the Company sold an additional 675,000 shares of the Company's common stock at $11.50 per share. The proceeds from such IPO (including the exercise of the underwriters' over-allotment option), net of related underwriting discounts and commissions and offering costs, totaled approximately $51.4 million. The Company used approximately $40.1 million of such net proceeds to fund various transactions or deposits completed or paid in connection with the IPO. The remaining net proceeds have been used to finance a portion of subsequent acquisitions and developments of senior independent and assisted living facilities and working capital and general corporate purposes.

   On December 24, 1997, the Company completed a follow-on public offering of 2,000,000 shares of common stock, $.01 par value per share, at $16.6875 per share. The underwriters of the offering exercised their over-allotment option, and on January 21, 1998, the

Company sold an additional 300,000 shares of the Company's common stock at $16.6875 per share. The proceeds from such offering (including the exercise of the underwriters' over-allotment option), net of related underwriting discounts and commissions and offering costs, totaled approximately $35.6 million. The Company used approximately $25.8 million of such net proceeds to repay outstanding indebtedness and fund lease security deposits paid subsequent to such offering. The remaining net proceeds will be used to finance a portion of subsequent acquisitions and developments of senior independent and assisted living facilities and working capital and general corporate purposes.

   Cash and cash equivalents (which excludes cash-restricted of $5.9 million, the letter of credit deposit of $12.1 million and lease security deposits of $18.5 million) increased by $9.1 million to $13.3 million at December 31, 1997 compared to $4.2 million at December 31, 1996 primarily due to cash remaining after the use of the proceeds generated from the follow-on public stock offering.

   Net cash provided by operating activities totaled approximately $4.4 million, $6.5 million, and $1.5 million for the three years ended December 31, 1997, 1996 and 1995, respectively. The primary reasons for the net decrease in cash provided by operating activities from 1996 to 1997 were the overall decrease in net income and a decrease in prepaid rent liability. The primary reason for the net increase in cash provided by operating activities from 1995 to 1996 is due to improved operating results.

   Net cash (used in) provided by investing activities totaled approximately ($61.6) million, $25.3 million, and ($703,000) for each of the years ended 1997, 1996 and 1995. Investing activities during 1997 included cash used in the acquisition of the Hawthorn Lakes and Edina Park Plaza facilities and cash used to acquire a third party's interest in The Heritage and The Devonshire facilities (collectively $47.6 million) and $8.3 million in property under development, during 1996 proceeds from the sale of The Hallmark facility of $24.1 million, and during 1995 an increase in restricted cash of $571,000.

   Net cash provided by (used in) financing activities was approximately $66.2 million, ($31.8) million, and ($751,000) for the years ended December 31, 1997, 1996, and 1995. During 1997 the activity relates to proceeds received from the IPO and follow-on offering and the exercise of the underwriters' over-allotment option related to the IPO (collectively $82.2 million), partially offset by cash deposits of $12.1 million required to secure the Company's obligations related to the credit enhancement of the tax-exempt bonds for The Heritage and The Devonshire facilities, during 1996 net distributions/advances to partners of $30.7 million, and during 1995 proceeds from long term debt on The Hallmark facility of $34.6 million partially offset by the repayment of long-term debt of $33.0 million.

   The Company currently plans to acquire or lease four to six senior independent and assisted living facilities per year containing an aggregate of approximately 800 to 1,200 units, and to commence development of two to three new facilities per year containing approximately 220 units. The Company anticipates that new developments will require eight to ten months for pre-construction development, 12 to 14 months for construction and approximately 12 months after opening to achieve a stabilized occupancy rate of approximately 95%. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $30.0 million, or approximately $135,000 per unit. At March 26, 1998, the Company had five sites under development for new senior independent and assisted living facilities, two of which were under construction. Capital expenditures related to the Company's existing facilities are estimated to be approximately $3.0 million to $5.0 million in the aggregate in 1998. The Company anticipates that it will use a combination of cash on hand, remaining net proceeds from the follow-on offering, additional equity financing and debt financing, lease transactions and cash generated from operations to fund its acquisition and development activities. The Company currently estimates that the cash generated from operations, remaining net proceeds from the follow-on offering, together with cash on hand, existing debt facilities and commitments and anticipated financing, will be sufficient to meet its liquidity needs for at least 12 months. Thereafter, in order to achieve its growth plans, the Company will be required to obtain a substantial amount of additional financing. The Company presently has no commitment, arrangement or understanding regarding financing to fund the debt portion of the Company's acquisition and development plans other than the $100.0 million commitment from Nomura Asset Capital Corporation for development projects. There can be no assurance that the Company will be able to obtain the financing necessary for its acquisition and development programs.

   As of December 31, 1997, the Company had $65.0 million of long-term indebtedness in tax-exempt bonds with floating rates. The interest rates (exclusive of credit enhancement and other fees) on such debt averaged 3.7%, 3.4% and 3.9% during the years ended December 31, 1997, 1996 and 1995, respectively. Such tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents. The Company may obtain similar bond financing for future facilities.

   The Company is dependent on third-party financing for its acquisition and development programs. Some financing obtained in the future is expected to contain terms and conditions and representations and warranties that are customary for such loans and may contain financing covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain amounts of funds in escrow, (ii) limit, among other things, the ability of the Company to borrow additional funds, dispose of assets and engage in mergers or other business combinations and (iii) restrict the ability of the Company to operate competing facilities within certain distances from mortgaged facilities. There can be no assurance that financing for the Company's acquisition and development program will be available to the Company on acceptable terms or at all. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans and could therefore have a material adverse effect on the Company's growth plans and on its business, financial condition and results of operations.

QUARTERLY RESULTS OF OPERATIONS

   The following is a summary of the quarterly results of operations for each of the quarters since May 7, 1997:
               (Amounts in thousands, except per share amounts)

                                                                 1997 QUARTER ENDED:
                                                  -------------------------------------------------
                                                  JUNE 30 (1)        SEPTEMBER 30       DECEMBER 31
                                                  -----------        ------------       -----------
Revenue                                             $ 6,572            $ 11,241          $ 12,424

Expenses                                              6,789              11,058            12,467
                                                    --------           ---------         ---------
    (Loss) income before deferred tax
        benefit and extraordinary item                 (217)                183               (43)
Deferred tax benefit                                    135                   7               416
                                                    --------           ---------         ---------
    (Loss) income from continuing operations
        before extraordinary item                       (82)                190               373

Extraordinary item (net of tax benefit of $24)            -                   -               (36)
                                                    --------           ---------         ---------
    Net (loss) income                               $   (82)           $    190          $    337
                                                    ========           =========         =========

Basic earnings per common share:
    (Loss) income from continuing operations
        before extraordinary item                   $ (0.01)           $   0.03          $   0.05
    Extraordinary item                                    -                   -                 -
                                                    --------           ---------         ---------
    Net (loss) income                               $ (0.01)           $   0.03          $   0.05
                                                    ========           =========         =========

Weighted average shares used for computing
    basic earnings per common share                   6,844               7,175             7,458
                                                    ========           =========         =========

Diluted earnings per common share:
    (Loss) income from continuing operations
        before extraordinary item                   $ (0.01)           $   0.03          $   0.05
    Extraordinary item                                    -                   -             (0.01)
                                                    --------           ---------         ---------
    Net (loss) income                               $ (0.01)           $   0.03          $   0.04
                                                    ========           =========         =========

Weighted average shares used for computing
    diluted earnings per common share                 6,844               7,318             7,671
                                                    ========           =========         =========

(1)  The period includes operations from May 7, 1997 through June 30, 1997.


IMPACT OF INFLATION

   Resident fees from senior independent and assisted living facilities owned or leased by the Company and management fees from facilities managed by the Company for third parties are its primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior independent and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's resident agreements have terms of approximately one year and allow, at the time of renewal, for adjustments in the monthly fees payable thereunder, thereby enabling the Company to seek increases in monthly fees due to inflation or other factors. Any such increase would be subject to market and competitive conditions and could result in a decrease in occupancy at the Company's facilities. The Company believes, however, that the short-term nature of its resident agreements generally serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, as of December 31, 1997, approximately $65.0 million in principal amount of the Company's indebtedness bore interest at tax-exempt floating rates and future indebtedness may bear floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

READINESS FOR YEAR 2000

   The Company is in the process of planning the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. Based on a recent assessment, the Company will have to modify or replace significant portions of its hardware and software so that its systems will function properly with respect to the Year 2000 and beyond. The Company believes that with modifications to existing software and conversions to new software applications, in addition to hardware upgrades on certain mechanical systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

   The Company continues to evaluate the Year 2000 issue and will utilize both internal and external resources in order to reprogram, or replace, systems that are not in compliance with the Year 2000. The Company anticipates completing the project no later than March 31, 1999. The cost to complete the project has not yet been determined.

   The project completion date is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the ability of third parties to modify the Company's systems on a timely basis. There can be no guarantee that the project will be completed in a timely manner. Specific factors that might delay completion of the project include, but are not limited to, the availability of qualified personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.


ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The information required by this Item is set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.


                                   PART III

   The information required by Items 10, 11, 12 and 13 (except for certain information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the Company's fiscal year covered by this annual report on Form 10-K.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) 1.  FINANCIAL STATEMENTS

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS OF

BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES AND PREDECESSOR PROPERTIES
             (PREDECESSOR TO BROOKDALE LIVING COMMUNITIES, INC.)


Report of Independent Auditors.........................................    F-1

Consolidated Balance Sheet of Brookdale Living Communities, Inc. as
of December 31, 1997 and Combined Balance Sheet of Predecessor
Properties (predecessor to Brookdale Living Communities, Inc.) as of
December 31, 1996......................................................    F-2

Consolidated Statement of Operations of Brookdale Living
Communities, Inc. for the period from May 7, 1997 through December
31, 1997 and Combined Statements of Operations of Predecessor
Properties (predecessor to Brookdale Living Communities, Inc.) for the period from January 1, 1997 through May 6, 1997 and the years
ended December 31, 1996 and 1995.......................................    F-3

Consolidated Statement of Stockholders' Equity of Brookdale Living
Communities Inc. for the period from May 7, 1997 through December
31, 1997...............................................................    F-4

Combined Statements of Changes in Partners' Capital (Deficit) of
Predecessor Properties (predecessor to Brookdale Living Communities,
Inc.) for the period January 1, 1997 through May 6, 1997 and the
years ended December 31, 1996 and 1995.................................    F-5

Consolidated Statement of Cash Flows of Brookdale Living
Communities, Inc. for the period from May 7, 1997 through December
31, 1997 and Combined Statements of Cash Flows of Predecessor
Properties (predecessor to Brookdale Living Communities, Inc.) for the period from January 1, 1997 through May 6, 1997 and the years
ended December 31, 1996 and 1995.......................................    F-6

Notes to Consolidated and Combined Financial Statements of Brookdale
Living Communities, Inc. and the Predecessor Properties (predecessor
to Brookdale Living Communities, Inc.).................................    F-8


2.  FINANCIAL STATEMENT SCHEDULES

   All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3. EXHIBITS
                                EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

  3.1 Restated Certificate of Incorporation of the Company, as filed with the Securities and Exchange Commission on June 16, 1997 as
            Exhibit 3.1 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference

  3.2 Amended and Restated By-laws of the Company, as filed with the Securities and Exchange Commission on June 16, 1997 as Exhibit 3.2 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference

  4.1 Form of certificate representing Common Stock of the Company, as filed with the Securities and Exchange Commission on March 17, 1997 as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.1 Formation Agreement dated as of May 7, 1997 by and among the Company, Brookdale Holdings, Inc., The Prime Group, Inc. ("PGI"), Prime Group Limited Partnership and Mark J. Schulte, as filed with the Securities and Exchange Commission on August 14, 1997 as
            Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.2 Space Sharing Agreement dated as of May 7, 1997 by and between the Company and PGI, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.3 Registration Rights Agreement dated as of May 7, 1997 by and between the Company, PGI, Prime Group Limited Partnership, and Prime Group VI, L.P, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.3 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.4 Voting Agreement dated as of May 7, 1997 by and among the Company, PGI, Prime Group Limited Partnership, and Prime Group VI, L.P., as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.4 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.5 Non-Compete Agreement dated as of May 7, 1997 by and among the Company, PGI, Prime Group Limited Partnership and Michael W. Reschke, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.5 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.6 Subscription Agreement dated September 4, 1996 by and between the Company and Michael W. Reschke, as filed with the Securities and Exchange Commission on September 18, 1996 as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-12259) and incorporated herein by reference

 10.7 Employment Agreement dated as of May 7, 1997 by and between the Company and Michael W. Reschke, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.6 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.8 Employment Agreement dated as of May 7, 1997 by and between the Company and Mark J. Schulte, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.7 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.9 Employment Agreement dated as of May 7, 1997 by and between the Company and Darryl W. Copeland. Jr., as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.8 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.10 Employment Agreement dated as of May 7, 1997 by and between the Company and Matthew F. Whitlock, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.9 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 10.11 Employment Agreement dated as of May 7, 1997 by and between the Company and Mark J. Iuppenlatz, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.10 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.12 Management Agreement dated as of May 7, 1997 by and between Brookdale Living Communities of Texas, Inc. and The Island on Lake Travis, Ltd., as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.11 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.13 Submanagement Agreement dated as of July 1, 1997 by and between Brookdale Living Communities of Minnesota-II, Inc. and Kenwood Congregate Associates Limited Partnership and Active Life Management Corporation, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.12 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.14 Brookdale Living Communities, Inc. Stock Incentive Plan, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 10.15 Form of Indemnification Agreement, as filed with the Securities and Exchange Commission on March 17, 1997 as Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.16 Amended and Restated Partnership Agreement of River Oaks Partners dated as of May 7, 1997 by and between Brookdale Holdings, Inc. and the Company, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.14 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.17 Amended and Restated Agreement of Limited Partnership of The Ponds of Pembroke Limited Partnership dated as of May 7, 1997 by and between Brookdale Holdings, Inc. and the Company, as filed with the Securities and Exchange Commission on August 14, 1997 as
            Exhibit 10.15 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.18 Real Estate Purchase Agreement dated as of September 16, 1996 by and between PGI and Gables at Brighton Associates, as filed with the Securities and Exchange Commission on September 18, 1996 as
            Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.19 Real Estate Purchase Agreement dated as of September 16, 1996 by and between PGI and Edina Park Plaza Associates Limited Partnership, as filed with the Securities and Exchange Commission on September 18, 1996 as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.20 Real Estate Purchase Agreement dated as of September 16, 1996 by and between PGI and East Mesa Senior Living Limited Partnership, as filed with the Securities and Exchange Commission on September 18, 1996 as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.21 Real Estate Purchase Agreement dated as of September 16, 1996 by and between PGI and Hawthorn Lakes Associates, as filed with the Securities and Exchange Commission on September 18, 1996 as
            Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.22 Letter Agreement dated September 17, 1996 by and among PGI, KILICO Realty Corporation and Kemper Investors Life Insurance Company, as filed with the Securities and Exchange Commission on September 18, 1996 as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 10.23 First Amendment dated December 20, 1996 to Letter Agreement dated September 17, 1996 by and among PGI, KILICO Realty Corporation and Kemper Investors Life Insurance Company, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit
            10.24 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.24 Second Amendment dated April 3, 1997 to Letter Agreement dated September 17, 1996 by and among PGI, KILICO Realty Corporation and Kemper Investors Life Insurance Company, as filed with the Securities and Exchange Commission on April 8, 1997 as Exhibit
            10.35 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.25 Third Amendment dated April 9, 1997 to Letter Agreement dated September 17, 1996 by and among PGI, KILICO Realty Corporation and Kemper Investors Life Insurance Company, as filed with the Securities and Exchange Commission on April 16, 1997 as Exhibit
            10.36 to Amendment No. 6 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.26 Purchase and Sale Agreement dated as of February 20, 1997 by and between the Company and Park Place General Partnership, as filed with the Securities and Exchange Commission on March 4, 1997 as
            Exhibit 10.25 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.27 Purchase and Sale Agreement dated as of February 20, 1997 by and between the Company and Park Place II, L.L.C., as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit
            10.26 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.28 Master Lease Agreement dated as of December 27, 1996 by and between Health and Retirement Properties Trust, as landlord, and BLC Property, Inc., as tenant, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.27 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.29 Sublease Agreement dated as of December 27, 1996 by and between BLC Property, Inc., as sublandlord, and Brookdale Living Communities of Arizona, Inc., as subtenant, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit
            10.28 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.30 Sublease Agreement dated as of December 27, 1996 by and between BLC Property, Inc., as sublandlord, and Brookdale Living Communities of New York, Inc., as subtenant, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit
            10.29 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.31 Sublease Agreement dated as of December 27, 1996 by and between BLC Property, Inc., as sublandlord, and Brookdale Living Communities of Illinois, Inc., as subtenant, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit
            10.31 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.32 Real Estate Purchase Agreement dated as of February 24, 1997 by and between PGI and Firstar DuPage Bank Trust No. 3612 dated December 4, 1989, Firstar DuPage Bank Trust No. 3625 dated February 22, 1990, West Suburban Bank Trust No. 1975 dated December 13, 1978 and the direct and indirect beneficiaries thereof, as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.32 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.33 Real Estate Purchase Agreement dated as of February 14, 1997 by and between PGI and AC Properties, L.L.C., as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit
            10.33 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 10.34 Contract for Sale dated as of February 21, 1997 by and between PGI and VG Office Partnership '95, Ltd., as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.34 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.35 First Amendment dated as of February 21, 1997 to Contract for Sale dated February 21, 1997 by and between PGI and VG Office Partnership '95, Ltd., as filed with the Securities and Exchange Commission on March 4, 1997 as Exhibit 10.35 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

 10.36 Purchase and Sale Agreement dated as of June 11, 1997 by and between Gables at Farmington Associates and the Company, as filed with the Securities and Exchange Commission on August 14, 1997 as
            Exhibit 10.34 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.37 First Amendment to Purchase and Sale Agreement dated as of July 3, 1997 by and between Gables at Farmington Associates and the Company, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.35 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.38 Second Amendment to Purchase and Sale Agreement dated as of July 16, 1997 by and between Gables at Farmington Associates and the Company, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.36 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.39 Third Amendment to Purchase and Sale Agreement dated as of July 23, 1997 by and between Gables at Farmington Associates and the Company, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.37 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.40 Fourth Amendment to Purchase and Sale Agreement dated as of July 30, 1997 by and between Gables at Farmington Associates and the Company, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.38 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.41 Fifth Amendment to Purchase and Sale Agreement dated as of August 5, 1997 by and between Gables at Farmington Associates and the Company, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.39 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.42 Sixth Amendment to Purchase and Sale Agreement dated as of August 8, 1997 by and between Gables at Farmington Associates and the Company, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.40 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.43 First Amendment to Master Lease Agreement and Incidental Documents dated as of May 7, 1997 by and among Health and Retirement Properties Trust, BLC Property, Inc., Brookdale Living Communities of Washington, Inc., Brookdale Living Communities of Arizona, Inc., Brookdale Living Communities of Illinois, Inc., Brookdale Living Communities of New York, Inc., the Company, The Prime Group, Inc., Prime International, Inc., PGLP, Inc., Prime Group Limited Partnership and Prime Group II, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit
            10.41 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.44 Stock Option and Deposit Agreement dated as of May 7, 1997 by and between Darryl W. Copeland, Jr. and PGI, as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit
            10.42 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 10.45 Stock Purchase Agreement and Agreement Concerning Option Shares dated as of May 7, 1997 by and among PGI, Prime Group VI, L.P. and Darryl W. Copeland, Jr., as filed with the Securities and Exchange Commission on August 14, 1997 as Exhibit 10.43 to the Company's Form 10-Q for the period ended June 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.46 Real Estate Purchase and Sale Agreement dated as of July 29, 1997 by and between the Company and The Classic of West Palm Beach Limited Partnership, as filed with the Securities and Exchange Commission on November 14, 1997 as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.47 First Amendment to Real Estate Purchase and Sale Agreement dated as of November 18, 1997 by and between The Classic at West Palm Beach Limited Partnership and the Company, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit
            10.54 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 10.48 Lease Agreement dated as of September 25, 1997 by and between the Company and 77 West Wacker Limited Partnership, as filed with the Securities and Exchange Commission on November 14, 1997 as Exhibit
            10.2 to the Company's Form 10-Q for the period ended September 30, 1997 (File No. 0-22253) and incorporated herein by reference

 10.49 Agreement for Purchase and Sale dated as of December 4, 1997 by and between Lincoln Harbor Village, L.P. and the Company, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 10.48 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 10.50 Assignment and Assumption of Contract for Sale dated as of October 1, 1997 by and between the Company and Brookdale Living Communities of Michigan, Inc., as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 10.49 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 10.51 Assignment and Assumption of Contract for Sale dated as of September 3, 1997 by and between the Company and BLC of Texas-II, L.P., as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 10.50 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 10.52 Real Estate Purchase Agreement dated as of October 10, 1997 by and between Anvil Investments, LLC and the Company, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit
            10.51 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 10.53 Real Estate Purchase and Sale Agreement dated as of October 1, 1997 between Brendenwood MRC Limited Partnership and the Company, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 10.52 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 10.54 First Amendment to Real Estate Purchase and Sale Agreement dated as of November 22, 1997 by and between Brendenwood MRC Limited Partnership and the Company, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 10.53 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 10.55 Loan Agreement dated as of October 22, 1997 by and between the Company and LaSalle National Bank, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 10.55 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 10.56 First Amendment to Loan Agreement and Documents dated as of December 1, 1997 by and between the Company and LaSalle National Bank, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 10.56 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 10.57 Second Amendment to Loan Agreement and Documents dated as of December 11, 1997 by and between the Company and LaSalle National Bank, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 10.58 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 10.58 Lease dated as of November 21, 1997 by and between Brookdale Living Communities of Connecticut, Inc., as lessee, and The Gables Business Trust, as lessor

 10.59 Lease dated as of December 17, 1997 by and between Brookdale Living Communities of Florida, Inc., as lessee, and The Classic Business Trust, as lessor, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.1 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.60 Loan Agreement dated as of December 18, 1997 by and among The Classic Business Trust, Brookdale Living Communities of Florida, Inc. and Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit
            10.2 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.61 Certificate Pledge Agreement dated as of December 17, 1997 by Brookdale Living Communities of Florida, Inc. in favor of The Classic Business Trust, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.3 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.62 Securities Pledge Agreement dated as of December 17, 1997 by Brookdale Living Communities of Florida, Inc. in favor of The Classic Business Trust and Wilmington Trust Company, as filed with the Securities and Exchange Commission on February 17, 1998 as
            Exhibit 10.4 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.63 Indemnity Agreement dated as of December 17, 1997 from Brookdale Living Communities, Inc. in favor of Wilmington Trust Company and FBTC Leasing Corp., as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.5 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.64 Guaranty and Suretyship Agreement dated as of December 18, 1997 from Brookdale Living Communities of Florida, Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.6 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.65 Environmental Indemnity Agreement dated as of December 18, 1997 from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.7 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.66 Lease dated as of December 17, 1997 by and between Brookdale Living Communities of New Jersey, Inc., as lessee, and The Brendenwood Business Trust, as lessor, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit
            10.8 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.67 Loan Agreement dated as of December 22, 1997 by and among The Brendenwood Business Trust, Brookdale Living Communities of New Jersey, Inc. and Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on February 17, 1998 as
            Exhibit 10.9 to the Company's Form 8-K dated December 17, 1997 (File No. 0- 22253) and incorporated herein by reference

 10.68 Certificate Pledge Agreement dated as of December 17, 1997 by Brookdale Living Communities of New Jersey, Inc. in favor of The Brendenwood Business Trust, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.10 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 10.69 Securities Pledge Agreement dated as of December 17, 1997 by Brookdale Living Communities of New Jersey, Inc. in favor of The Brendenwood Business Trust and Wilmington Trust Company, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.11 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.70 Indemnity Agreement dated as of December 17, 1997 from Brookdale Living Communities, Inc. in favor of Wilmington Trust Company and FBTC Leasing Corp., as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.12 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.71 Guaranty and Suretyship Agreement dated as of December 22, 1997 from Brookdale Living Communities of New Jersey, Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.13 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.72 Environmental Indemnity Agreement dated as of December 22, 1997 from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.14 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.73 Loan Agreement dated as of November 21, 1997 by and among The Gables of Business Trust, Brookdale Living Communities of Connecticut, Inc. and Nomura Asset Capital Corporation

 10.74 Certificate Pledge Agreement dated as of November 21, 1997 by Brookdale Living Communities of Connecticut, Inc. in favor of The Gables Business Trust

 10.75 Securities Pledge Agreement dated as of November 21, 1997 by Brookdale Living Communities of Connecticut, Inc. in favor of The Gables Business Trust and Wilmington Trust Company

 10.76 Indemnity Agreement dated as of November 21, 1997 from the Company in favor of Wilmington Trust Company and FBTC Leasing Corp.

 10.77 Guaranty and Suretyship Agreement dated as of November 21, 1997 from Brookdale Living Communities of Connecticut, Inc. in favor of Nomura Asset Capital Corporation

 10.78 Environmental Indemnity Agreement dated as of November 21, 1997 from the Company in favor of Nomura Asset Capital Corporation

 10.79 Amended and Restated Employment Agreement dated as of November 3, 1997 by and between the Company and Matthew F. Whitlock

 21.1 Subsidiaries of the Company, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 21.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 27.1       Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1997.

(c)  EXHIBITS

     The list of exhibits filed with this report is set forth in response to
     Item 14(a)(3). The required exhibits have been filed as indicated in the
     Exhibit Index.

(d)  FINANCIAL STATEMENTS AND SCHEDULES

     Not applicable.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BROOKDALE LIVING COMMUNITIES, INC.
                                      ----------------------------------------
                                      Registrant


Dated:  March 31, 1998                /s/ Mark J. Schulte
                                      ----------------------------------------
                                      Mark J. Schulte
                                      President and Chief Executive Officer

Dated:  March 31, 1998                /s/ Craig G. Walczyk
                                      ----------------------------------------
                                      Craig G. Walczyk
                                      Vice President - Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Michael W. Reschke                                March 31, 1998
----------------------------------
Michael W. Reschke
Chairman of the Board, Director


/s/ Mark J. Schulte                                   March 31, 1998
----------------------------------
Mark J. Schulte
President and  Chief Executive Officer, Director
(Principal Executive Officer)


/s/ Craig G. Walczyk                                  March 31, 1998
----------------------------------
Craig G. Walczyk
Vice President - Chief Financial Officer
(Principal Financial Officer)


/s/ Sheryl A. Wolf                                    March 31, 1998
----------------------------------
Sheryl A. Wolf
Controller (Principal Accounting Officer)


/s/ Darryl W. Copeland, Jr.                           March 31, 1998
----------------------------------
Darryl W. Copeland, Jr.
Executive Vice President, Director


/s/ Wayne D. Boberg                                   March 31, 1998
----------------------------------
Wayne D. Boberg, Director


/s/ Bruce L. Gewertz                                  March 31, 1998
----------------------------------
Bruce L. Gewertz, Director


/s/ Darryl W. Hartley-Leonard                         March 31, 1998
----------------------------------
Darryl W. Hartley-Leonard, Director


                                                      March 31, 1998
----------------------------------
Daniel J. Hennessy, Director

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Brookdale Living Communities, Inc.


   We have audited the accompanying consolidated balance sheet of Brookdale Living Communities, Inc., a Delaware corporation, and subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from May 7, 1997 (date of formation) through December 31, 1997. We have also audited the combined balance sheet of the Predecessor Properties (predecessor to Brookdale Living Communities, Inc.) (the "Predecessor") as of December 31, 1996 and the related combined statements of operations, changes in partners' capital (deficit) and cash flows for the period from January 1, 1997 through May 6, 1997 and for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's and the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brookdale Living Communities, Inc. and subsidiaries as of December 31, 1997 and the consolidated results of their operations and their cash flows for the period from May 7, 1997 through December 31, 1997 and the combined financial position of the Predecessor Properties (predecessor to Brookdale Living Communities, Inc.) as of December 31, 1996 and the combined results of their operations and their cash flows for the period from January 1, 1997 through May 6, 1997 and for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                       /s/ ERNST & YOUNG LLP


Chicago, Illinois
March 26, 1998

   BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY") AND
          PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

            CONSOLIDATED BALANCE SHEET OF THE COMPANY AND COMBINED
                       BALANCE SHEET OF THE PREDECESSOR
                   (In Thousands, Except Par Value Amount)

                                                                  Brookdale Living       Predecessor
                                                                  Communities, Inc.       Properties
                                                                  December 31, 1997    December 31, 1996
ASSETS                                                            -----------------    -----------------
CURRENT ASSETS:
Cash and cash equivalents                                             $ 13,292             $  4,230
Accounts receivable                                                      1,053                  165
Prepaid rent                                                                 -                1,251
Deferred tax asset                                                         385                    -
Other                                                                    2,103                   84
                                                                      --------             --------
  Total current assets                                                  16,833                5,730
Property, plant and equipment                                          113,294               58,387
Accumulated depreciation                                                (2,164)              (9,159)
                                                                      --------             --------
Property, plant and equipment, net                                     111,130               49,228
Property under development                                              11,427                   75
Cash-restricted                                                          5,920                1,089
Letter of credit deposit                                                12,138                    -
Lease security deposits                                                 18,542                    -
Deferred costs, net                                                      2,980                1,714
Deferred tax asset                                                       4,199                    -
                                                                      --------             --------
  Total assets                                                        $183,169             $ 57,836
                                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY/PREDECESSOR DEFICIT


CURRENT LIABILITIES:
Current portion of long-term debt                                     $    286             $      -
Current portion of deferred gain on sale of property                       806                  806
Prepaid rent                                                               108                  616
Accrued interest payable                                                   566                  182
Accrued real estate taxes                                                1,284                1,031
Accounts payable and accrued expenses                                    2,972                  813
Income taxes payable                                                       236                    -
Tenant entrance and security deposits                                    4,377                2,614
Due to affiliates, net                                                       -                  710
                                                                      --------             --------
  Total current liabilities                                             10,635                6,772
Deferred lease liability                                                 1,811                   13
Long-term debt, less current portion                                    95,881               65,000
Deferred gain on sale of property,
 less current portion                                                   16,922               17,728
                                                                      --------             --------
  Total liabilities                                                    125,249               89,513
Minority interest                                                            -               (6,250)
Predecessor deficit                                                          -              (25,427)
Common stock, $.01 par value, 75,000
 shares authorized; 9,175 issued
 and outstanding at December 31, 1997                                       92                    -
Additional paid-in-capital                                              57,383                    -
Accumulated earnings                                                       445                    -
                                                                      --------             --------
  Total stockholders'equity                                             57,920                    -
                                                                      --------             --------
  Total liabilities and stockholders'equity/predecessor deficit       $183,169             $ 57,836
                                                                      ========             ========


See accompanying notes to consolidated and combined financial statements.

   BROOKDALE LIVING COMMUNITIES, INC., AND SUBSIDIARIES (THE "COMPANY") AND
          PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF OPERATIONS OF THE COMPANY AND COMBINED
                 STATEMENTS OF OPERATIONS OF THE PREDECESSOR
                   (In Thousands, Except Per Share Amounts)

                                       Brookdale Living      Predecessor
                                       Communities, Inc.     Properties
                                         period from         period from      Predecessor Properties
                                          May 7,1997       January 1, 1997       Ended December 31,
                                            through          through Year     ----------------------
                                       December 31, 1997      May 6,1997         1996       1995
                                       -----------------   ---------------    ----------------------
REVENUE
Resident fees                                $30,105            $10,473         $23,221    $21,948
Management fees                                  132                  -               -          -
                                             -------            -------         -------    -------
        Total revenue                         30,237             10,473          23,221     21,848

EXPENSES
Facility operating                            15,892              5,872          11,875     12,182
General and administrative                     2,187                  -               -          -
Lease expense                                  6,942              3,042               -          -
Depreciation and amortization                  2,967                857           3,527      4,598
Property management fees                           -                230             930      1,071
                                             -------            -------         -------    -------
        Total operating expenses              27,988             10,001          16,332     17,851
                                             -------            -------         -------    -------
        Income from operations                 2,249                472           6,889      3,997
Interest income                                 (694)               (68)           (216)      (205)
Interest expense                               3,020                830           4,740      5,626
                                             -------            -------         -------    -------
        (Loss) income before minority
          interest, deferred tax benefit/
          tax (provision) and extraordinary
          item                                   (77)              (290)          2,365     (1,424)
Minority interest                                  -               (138)           (756)       802
Deferred tax benefit/tax (provision)             558               (236)              -          -
                                             -------            -------         -------    -------
        Income (loss) from continuing
          operations before extraordinary
          item                                   481               (664)          1,609       (622)
Extraordinary item (net of deferred tax
  benefit of $24 for 1997)                       (36)                 -               -      3,274
                                             -------            -------         -------    -------
        Net income (loss)                    $   445            $  (664)        $ 1,609    $ 2,652
                                             =======            =======         =======    =======

Basic and diluted earnings per common share:
        Income from continuing operations
          before extraordinary item          $  0.07
        Extraordinary item                     (0.01)
                                             -------
        Net income                           $  0.06
                                             =======

        Weighted average shares used for
        computing basic earnings per share     7,208
                                             =======

        Weighted average shares used for
        computing diluted earnings per
        share                                  7,351
                                             =======

See accompanying notes to consolidated and combined financial statements.

   BROOKDALE LIVING COMMUNITIES, INC., AND SUBSIDIARIES (THE "COMPANY") AND
          PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY OF THE COMPANY

             FOR THE PERIOD MAY 7, 1997 THROUGH DECEMBER 31, 1997
                                (In Thousands)


                                                                                        Brookdale Living
                                                    Common Stock                        Communities Inc.
                                                --------------------      Additional      Accumulated
                                                Shares        Amount   Paid-in Capital      Earnings
                                                --------------------   ---------------  ----------------
Balances at May 7, 1997                               -       $    -      $      -           $   -
Reclassification of net deficit of predecessor        -            -       (28,685)              -
Deferred tax asset                                    -            -         4,002               -
Common stock offerings                            9,175           92        82,066               -
Net income                                            -            -            -               445
                                                  -------------------------------------------------
Balances at December 31, 1997                     9,175       $   92      $ 57,383           $  445
                                                  =================================================







See accompanying notes to consolidated and combined financial statements.

   BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY") AND
          PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) OF THE PREDECESSOR

             PERIOD FROM JANUARY 1, 1997 THROUGH MAY 6, 1997 AND
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                (In Thousands)


Balances at January 1, 1995                           $   1,852
Contributions                                                55
Distributions                                              (962)
Net income                                                2,652
                                                      ----------
Balances at December 31, 1995                             3,597
Contributions                                                51
Distributions                                           (26,152)
Advances made to general partners                        (4,532)
Net income                                                1,609
                                                      ----------
Balances at December 31, 1996                           (25,427)
Contributions                                               813
Distributions                                            (3,407)
Net loss                                                   (664)
                                                      ----------
Balances at May 6, 1997                               $ (28,685)
                                                      ==========







See accompanying notes to consolidated and combined financial statements.

   BROOKDALE LIVING COMMUNITIES, INC.  AND SUBSIDIARIES (THE "COMPANY") AND
          PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

    CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY OF THE COMPANY AND
             COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSOR
                                (In Thousands)

                                                                     Brookdale Living      Predecessor
                                                                     Communities, Inc.     Properties
                                                                        period from        period from     Predecessor Properties
                                                                        May 7, 1997      January 1, 1997   Year Ended December 31,
                                                                          through            through       -----------------------
                                                                     December 31, 1997     May 6, 1997       1996           1995
                                                                     -----------------   ---------------   -----------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                        $    445           $   (664)      $  1,609      $  2,652
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
       Depreciation and amortization                                        2,967                857          3,527         4,598
       Miniority interest                                                       -                138            756          (802)
       Extraordinary item                                                      36                  -              -        (3,274)
       Increase in deferred lease liability                                 1,379                419             13             -
       Deferred gain on sale of property                                     (525)              (281)             -             -
       Increase in accounts receivable                                       (827)               (61)            (4)          (40)
       Decrease (increase) in prepaid rent asset                              396                855         (1,251)            -
       Change in due from/to affiliates, net                                   53               (763)           531            (1)
       Increase in deferred tax assets                                       (582)                 -              -             -
       (Increase) decrease in other assets                                 (1,367)              (202)            75            43
       (Decrease) increase in prepaid rent liability                       (2,101)               786            616             -
       Increase (decrease) in accrued interest payable                        273                111            (22)         (680)
       Increase (decrease) in accrued real estate taxes                       199                 54             38          (135)
       Increase (decrease) in accounts payable and accrued expenses         1,786                377            223          (945)
       Increase in entrance and tenant security deposits                      374                 35            354           112
       Increase in income taxes payable                                         -                236              -             -
                                                                         ---------          ---------      ---------     ---------
           Net cash provided by operating activities                        2,506              1,897          6,465         1,528

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for lease security deposits and acquisitions                (47,643)                 -              -             -
    Cash paid for property under development                               (8,350)                (2)            (6)          (33)
    Proceeds from sale of property                                              -                  -         24,152             -
    Additions to property, plant and equipment                             (1,559)              (149)          (358)          (99)
    Increase in lease security deposits                                       (62)                 -              -             -
    (Increase) decrease in cash-restricted                                 (2,614)            (1,180)         1,529          (571)
                                                                         ---------          ---------      ---------     ---------
           Net cash (used in) provided by investing activities            (60,228)            (1,331)        25,317          (703)

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term debt                                              (178)                 -           (306)      (32,968)
    Proceeds from long-term debt                                                -                  -              -        34,627
    Increase in letter of credit deposit                                  (12,138)                 -              -             -
    Increase in deferred costs                                               (743)              (287)          (814)       (1,503)
    Net proceeds from equity offerings                                     82,158                  -              -             -
    Net advances/distributions to partners                                      -             (2,594)       (30,633)         (907)
                                                                         ---------          ---------      ---------     ---------
           Net cash provided by (used in) financing activities             69,099             (2,881)       (31,753)         (751)
                                                                         ---------          ---------      ---------     ---------
           Net increase (decrease) in cash and cash equivalents            11,377             (2,315)            29            74
           Cash and cash equivalents at beginning of period                 1,915              4,230          4,201         4,127
                                                                         ---------          ---------      ---------     ---------
           Cash and cash equivalent at end of period                     $ 13,292           $  1,915       $  4,230      $  4,201
                                                                         =========          =========      =========     =========

See accompanying notes to consolidated and combined financial statements.

   BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY") AND
          PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED
            STATEMENT OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)
                                (In Thousands)

                                         Brookdale Living        Predecessor
                                         Communities, Inc.       Properties
                                            period from          period from
                                            May 7, 1997        January 1, 1997     Predecessor Properties
                                              through              through         Year Ended December 31,
                                         December 31, 1997       May 6, 1997         1996           1995
                                         -----------------     ---------------     -----------------------
Supplemental Disclosure of Cash
 Flow Information:
Interest paid                                 $ 3,338                 $723          $4,762         $6,306
                                              =======                 ====          ======         ======
Supplemental Schedule of Noncash
 Investing and Financing Activities:
In connection with net lease transactions
 and acquisitions, assets acquired and
 liabilities assumed were as follows:
        Fair value of assets acquired and
         minority interest assumed            $87,260                 $  -          $    -         $    -
        Less: Consideration given
                Cash paid                      47,643                    -               -              -
                                              -------                 ----          ------         ------
        Liabilities and minority
         interest assumed                     $39,617                 $  -          $    -         $    -
                                              =======                 ====          ======         ======

The following assets and liabilities were contributed by the Predecessor to the Company on May 7, 1997:

Cash                                          $  1,915
Cash-restricted                                  2,269
Accounts receivable                                226
Prepaid rent                                       396
Due from affiliates, net                            53
Property, plant and equipment, net              48,808
Property under development                          77
Deferred costs, net                              1,710
Other assets                                       290
                                              --------
  Total assets                                  55,744
Deferred gain on sale of property, current         806
Prepaid rent                                     1,402
Accrued interest payable                           293
Accrued real estate taxes                        1,085
Accounts payable and accrued expenses            1,190
Income taxes payable                               236
Tenant entrance and security deposits            2,649
Deferred lease liability                           432
Bonds payable                                   65,000
Deferred gain on sale of property, noncurrent   17,447
                                              --------
  Total liabilities                             90,540
Minority interests                              (6,111)
                                              --------
  Predecessor owners' deficit contributed     $(28,685)
                                              ========

See accompanying notes to consolidated and combined financial statements.

     BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
        AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts and Square Feet)

1.  ORGANIZATION

   Brookdale Living Communities, Inc. was incorporated in Delaware on September 4, 1996. Brookdale Living Communities, Inc. and its subsidiaries (collectively, "the Company") were formed in order to create a company focused on senior independent and assisted living, which would succeed to such property ownership interests and operations of the senior independent and assisted living division of The Prime Group, Inc. and certain of its affiliates (collectively, "PGI"). In connection with an initial public offering (the "IPO"), which closed on May 7, 1997, the Company sold 4,500 shares of its common stock at $11.50 per share and received net proceeds of $44,097. PGI contributed its senior independent and assisted living property ownership interests and operations of the Predecessor Properties as described below, in exchange for 1,703 shares of common stock of the Company. Mark J. Schulte (President and Chief Executive Officer of the Company) contributed his interests in PGI's senior independent and assisted living division to the Company in exchange for 297 shares of common stock of the Company. PGI also purchased 2,500 of the 4,500 shares of common stock sold in the IPO. In connection with the IPO, the Company granted the underwriters an option to purchase up to 675 additional shares of common stock for the purpose of covering over-allotments. On June 3, 1997, the underwriters exercised their over-allotment option, and the Company sold an additional 675 shares at $11.50 per share. The Company received net proceeds of approximately $7,210 from the sale of these additional shares. On December 24, 1997, the Company completed a follow-on public offering of 2,000 shares of its common stock at $16.6875 per share. The Company received net proceeds of $30,851 from the sale of these shares.

   In connection with the IPO, the Company acquired a third party's interest in two of the Predecessor Properties, acquired two facilities from an unaffiliated third party and entered into an agreement to lease another facility from an unaffiliated third party.

   The consolidated financial statements of the Company include the properties owned or leased by the Company. The combined financial statements of the Predecessor Properties include the properties owned or leased by the senior independent and assisted living division of PGI, which consisted of five properties as indicated in the table below (PGI owned or leased The Heritage, The Devonshire and The Hallmark facilities during the period from January 1, 1995 through May 6, 1997 and leased The Springs of East Mesa and The Gables at Brighton facilities for the period from December 27, 1996 through May 6,
1997). The following table sets forth the properties owned, leased, managed or under development by the Company (collectively, the "Properties").

Entity                                                 Property Name                              Date Owned or Leased
------                                                 -------------                              --------------------
Owned Facilities:
----------------
River Oaks Partners                                    The Heritage (1)                           May 7, 1997
The Ponds of Pembroke Limited Partnership              The Devonshire (1)                         May 7, 1997
Brookdale Living Communities of Illinois-II, Inc.      Hawthorn Lakes                             May 7, 1997
Brookdale Living Communities of Minnesota, Inc.        Edina Park Plaza                           May 7, 1997

Leased Facilities:
-----------------
Brookdale Living Communities of Illinois, Inc.         The Hallmark (1)                           May 7, 1997
Brookdale Living Communities of Arizona, Inc.          The Springs of East Mesa (1)               May 7, 1997
Brookdale Living Communities of New York, Inc.         The Gables at Brighton (1)                 May 7, 1997
Brookdale Living Communities of Washington, Inc.       The Park Place                             May 7, 1997
Brookdale Living Communities of Connecticut, Inc.      The Gables at Farmington                   November 24, 1997
Brookdale Living Communities of Florida, Inc.          The Classic at West Palm Beach             December 18, 1997
Brookdale Living Communities of New Jersey, Inc.       The Brendenwood Retirement Community       December 22, 1997

Managed Facilities:
------------------
Brookdale Living Communities of Texas, Inc.            The Island on Lake Travis (2)
Brookdale Living Communities of Minnesota-II, Inc.     The Kenwood (3)

Development Projects Under Construction:
---------------------------------------
BLC of Texas II, L.P.                                  Austin, Texas
Brookdale Living Communities of Michigan, Inc.         Southfield, Michigan

Projects In Development:
-----------------------
Glen Ellyn, Illinois
Raleigh, North Carolina
New York (Battery Park City), New York

(1)  Collectively referred to as "the Predecessor Properties"
(2)  Management services commenced May 7, 1997
(3)  Management services commenced July 1, 1997

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The consolidated and combined financial statements include the accounts of the Company and the Predecessor Properties.

   Significant intercompany accounts and transactions have been eliminated in consolidation and combination.

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

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are carried at depreciated cost.
Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

   Depreciation is calculated on a straight-line basis over the estimated useful lives of assets, which are as follows:

         Buildings and improvements                      40-45 years
         Leasehold improvements                           5-23 years
         Furniture and equipment                          3-12 years

PROPERTY UNDER DEVELOPMENT

   Development costs, including interest, fees and costs incurred in developing new properties, are capitalized to property under development as incurred. Upon completion of construction, development costs are amortized over the useful lives of the respective properties on a straight-line basis.

DEFERRED COSTS

   Bond credit enhancement costs are amortized on a straight-line basis over the term of the letters of credit. Deferred financing costs are amortized on a straight-line basis over the term of the long-term debt. Deferred lease costs are amortized on a straight-line basis over the term of the lease.

INCOME TAXES

   Certain PGI entities were partnerships and, as such, were not taxable entities. The income or loss from the partnerships was includable on the respective federal income tax returns of the partners.

EARNINGS PER SHARE

   In 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the method of computation, presentation, and disclosure for earnings per share ("EPS"). SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding common stock options were exercised.

STOCK BASED COMPENSATION

   The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for the stock option grants because the exercise price of the options equals the market price of the underlying stock at the date of grant.

RECLASSIFICATIONS

   Certain 1996 and 1995 amounts have been reclassified to conform with the current financial statement presentation.

3.  CASH-RESTRICTED

    Cash-restricted consists of:

                                                          December 31,
                                                          ------------
                                                        1997         1996
                                                        ----         ----
         Life Care escrow deposits                    $  2,899     $  1,089
         Tenant security deposits                        2,121            -
         Real estate tax and insurance reserve             900            -
                                                      --------     --------

         Total cash-restricted                        $  5,920     $  1,089
                                                      ========     ========

   The Heritage and The Hallmark are required to make Life Care escrow deposits under the Illinois Life Care Facility Act, Section 7(b) which have been and will be funded from time to time in accordance with a schedule provided by the Illinois Department of Public Health.

   Pursuant to the Internal Revenue Code, Section 148(f), The Heritage was required to rebate to the United States government any interest earnings in excess of the interest cost of the proceeds generated from the sale of bonds which were not yet used for project costs. During 1995, the partnership paid $806 from unused restricted bond proceeds to the United States government as a final settlement of its arbitrage rebate payable. No amounts were due or paid in 1997 or 1996.

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of:

                                                         December 31,
                                                         ------------
                                                      1997          1996
                                                      ----          ----
         Land                                      $   9,988     $   3,685
         Buildings and improvements                   98,849        52,418
         Leasehold improvements                          349            --
         Furniture and equipment                       4,108         2,284
                                                   ---------     ---------
         Property, plant and equipment               113,294        58,387
         Less:  Accumulated depreciation              (2,164)       (9,159)
                                                   ---------     ---------

         Net property, plant and equipment         $ 111,130     $  49,228
                                                   =========     =========

   Effective May 7, 1997, the Company changed the estimated useful lives used to compute depreciation for The Devonshire and The Heritage buildings and improvements from 40 to 45 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect of reducing depreciation expense by approximately $94 and increasing net income subsequent to May 7, 1997 by approximately $56 for the period from May 7, 1997 to December 31, 1997. The change had the effect of increasing net income per common share by $0.01 for the period from May 7, 1997 to December 31, 1997.

5.  DEFERRED COSTS

    Deferred costs consist of the following:

                                                                    December 31,
                                                                    ------------
                                                                   1997      1996
                                                                   ----      ----
         Bond credit enhancement and deferred financing costs    $ 2,392   $ 3,876
         Lease costs                                                 787       444
                                                                 -------   -------
         Deferred costs                                            3,179     4,320
         Less:  Accumulated amortization                            (199)   (2,606)
                                                                 -------   -------

         Net deferred costs                                      $ 2,980   $ 1,714
                                                                 =======   =======

6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                 December 31,
                                                                 ------------
                                                               1997        1996
                                                               ----        ----
         Fixed rate mortgage notes payable, issued by
           local municipalities (a)                          $ 28,167    $     --
         Note payable (b)                                       3,000          --
         Variable rate tax-exempt bonds issued by state
           and local governmental authorities (c)              65,000      65,000
                                                             --------    --------
         Total debt                                            96,167      65,000
         Less:  Current portion                                   286          --
                                                             --------    --------

         Total long-term debt                                $ 95,881    $ 65,000
                                                             ========    ========

(a) As part of the purchase of the Edina Park Plaza and Hawthorn Lakes facilities, the Company assumed the notes ($31,345 as of May 7, 1997). The notes bear interest at 8% ($14,934 at December 31, 1997) and 8.525% ($13,233 at December 31, 1997) with monthly principal and interest payments through maturity in 2027. The notes are collateralized by the Edina Park Plaza and Hawthorn Lakes facilities, respectively.

(b) The principal and accrued interest balance on the note is due on May 1, 1999. Interest accrues at 8%. The note requires interest to be paid on delinquent payments at 12%. The principal balance and accrued interest may be pre-paid without penalty.

(c) Permanent financing for The Devonshire and The Heritage has been provided by $65,000 (The Devonshire - $33,000, The Heritage - $32,000) of tax-exempt Qualified Residential Rental Bonds (the "Bonds"). The Bonds mature on December 15, 2025 and December 15, 2019, respectively.

     Under the terms of the bond loan agreement, The Devonshire and The Heritage (the "Partnerships") are required to make interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the Bonds. The rates ranged from 3.00% to 4.70% during 1997; from 2.30% to 4.40% during 1996; and from 2.55% to 5.20% during 1995.
     The rates at December 31, 1997 were 3.75% and 3.80%, respectively, and at December 31, 1996 were 4.00% and 4.10%, respectively. The annual interest rate on the Bonds cannot exceed 15%. Under certain conditions, the interest rate on the Bonds may be converted to a fixed rate at the request of the respective Partnership.

     Beginning May 7, 1997, the Bonds became collateralized by letters of credit in the stated amount of $66,715 which were issued by two financial institutions with a stated termination date of May 18, 2000. The letters of credit are collateralized, in part, by the $12,138 letter of credit deposit with the financial institutions. The Company amortized letter of credit and other credit enhancement fees of $549 during the period from May 7, 1997 through December 31, 1997. Prior to May 7, 1997, the Bonds were collateralized by irrevocable letters of credit issued by various financial institutions. The Predecessor Properties amortized letter of credit and the credit enhancement fees of $250, $581 and $877 during the period from January 1, 1997 through May 6, 1997 and for the years ended December 31, 1996 and 1995, respectively.

     Each bondholder may tender Bonds on any business day upon seven days' notice and receive a price equal to the principal amount thereof, plus accrued interest through the tender date. Upon tender, the remarketing agent has agreed to immediately remarket the Bonds on a best-efforts basis. In the event the remarketing agent fails to remarket any Bonds, the bond trustee is required to draw on the letters of credit to pay the purchase price of the Bonds, in which event, the Partnerships are required to reimburse the issuers of the letters of credit.

     The Company obtained an unsecured $20 million interim credit facility from a financial institution for working capital and acquisition needs. Interest accrued on the outstanding principal amount of the loan at the prime rate of interest plus one percent per annum and was payable monthly. The credit facility was repaid and terminated on December 24, 1997, which resulted in an extraordinary loss on extinguishment of debt, net of a $24 tax benefit, of $36. Otherwise, the maturity date was April 1998.

   On December 27, 1996, The Hallmark was sold by PGI in a sale-leaseback transaction and a portion of the sale proceeds was used to repay a mortgage note secured by The Hallmark. In addition, The Hallmark was required to pay a prepayment fee of $2,723, which was netted against the deferred gain on sale of property. The deferred gain on sale of property is being recognized over the life of the lease as a reduction of the related lease expense. The Hallmark repaid a previous note secured by the assets of the partnership on December 18, 1995 from proceeds of the above-mentioned mortgage note, which resulted in an extraordinary gain of $3,274.

   The annual aggregate scheduled maturities of debt obligations for the five years subsequent to December 31, 1997 are as follows:

         Year ended December 31,
         1998                          $    286
         1999                             3,310
         2000                               336
         2001                               365
         2002                               396
         Thereafter                      91,474
                                       --------

                                       $ 96,167
                                       ========

   Total interest incurred by the Company and the Predecessor Properties was $3,211, $830, $4,740, and $5,626 for the period from May 7, 1997 to December 31, 1997, the period from January 1, 1997 to May 7, 1997 and for the years ended December 31, 1996 and 1995, respectively. During the period from May 7, 1997 to December 31, 1997, the Company capitalized $191 of interest expense.

7.  COMMON STOCK

   In May 1997, the Company completed the IPO of 4,500 shares of common stock at $11.50 per share. The proceeds from the IPO, net of related underwriting discounts and commissions and offering costs, totaled approximately $44,097. The underwriters of the IPO exercised their over-allotment option, and in June 1997, the Company sold an additional 675 shares of common stock at $11.50 per share. The Company received net proceeds of approximately $7,210 from the sale of these additional shares.

   In December 1997, the Company completed a follow-on public offering of 2,000 shares of common stock at $16.6875 per share. The proceeds from the offering, net of related underwriting discounts and commissions and offering costs, totaled approximately $30,851.

8.  STOCK BASED COMPENSATION PLAN

   The Company has granted stock options to various employees and directors under its 1997 Stock Incentive Plan. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized.

   In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 recommends changes in accounting for employee stock-based compensation plans and requires certain disclosures with respect to stock option plans. The statement's disclosures have been adopted by the Company effective December 31, 1997.

   Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

                                              Period from
                                              May 7, 1997
                                                through
                                           December 31, 1997
                                           -----------------
         Net income:
             As reported                        $   445
             Pro forma                          $    92
         EPS:
             As reported                        $  0.06
             Pro forma                          $  0.01

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: risk free interest rate of 6.6 percent, expected volatility of 43.5 percent; weighted average fair value of options of $4.89; expected life of 4 years and no expected dividend yield.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   Under the provisions of the Company's non-qualified and incentive stock option plan for officers and key employees, 830 shares of common stock were reserved for issuance at May 7, 1997. The options become exercisable over a three to four year period, commencing at the date of grant. All options expire 10 years from the date of grant. The prices of all options granted were less than or equal to the fair market value at the date of the grant.

   The table below summarizes the transactions in the Company's stock incentive plan during 1997:

                                                                        1997
                                                                        ----
   Options outstanding at beginning of year                                -
   Granted                                                               762
   Exercised                                                               -
   Canceled                                                                -
                                                                         ---
   Options outstanding at end of year $11.50 to $16.66 per share         762
                                                                         ---

   Exercisable at end of year                                              -
                                                                         ===

   The following table summarizes information about certain options in the Company's stock incentive plan outstanding as of December 31, 1997 in accordance with SFAS 123:

                                                 Weighted Avg.
                               Number              Remaining         Weighted Avg.
         Exercise Price      Outstanding       Contractual Life      Exercise Price
         --------------      -----------       ----------------      --------------
            $11.50               695              9.35 years            $11.500
            $11.875               56              9.50 years            $11.875
            $16.6625              11              9.99 years            $16.663
                                 ---

                                 762
                                 ===

9.  INCOME TAXES

   Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Prior to formation of the Company on May 7, 1997 (see Note 1), the Predecessor Properties were held in either partnerships which passed through tax liabilities and benefits to the owners or in a C-Corporation (operations began December 12, 1997) which was subject to income taxes. The transfer of assets at the formation of the Company was taxable, in part to the owners, which resulted in a $4,002 deferred tax asset at the contribution date. In addition, the Predecessor had $236 of current income taxes payable for the period from January 1, 1997 through May 6, 1997, which were not paid in 1997. Accordingly, the tax basis of a majority of the property and equipment of the Company exceeds its respective book basis for financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets recognized as of the date of formation of the Company and at December 31, 1997 are presented below (no deferred tax liabilities at May 7, 1997 or December 31, 1997).

                                                December 31, 1997    May 7, 1997
                                                -----------------    -----------
         Property, plant and equipment               $3,676             $4,002
         Deferred lease costs                           523                  -
         Operating loss carryforward                    343                  -
         Deferred revenue                                42                  -
                                                     ------             ------

         Total deferred tax assets                   $4,584             $4,002
                                                     ======             ======

   At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $857 which expire in 2012.

   The benefit (provision) for income taxes (including income taxes on extraordinary item) is composed of the following:

                                                       Period from        Period from
                                                       May 7, 1997      January 1, 1997
                                                         through            through
                                                    December 31, 1997     May 6, 1997
                                                    -----------------     -----------
         Federal:
           Current                                        $    -            $ (195)
           Deferred                                          509                 -
                                                          ------            -------
                                                             509              (195)
                                                          ------            -------

         State:
           Current                                        $    -            $  (41)
           Deferred                                           73                 -
                                                          ------            -------
                                                              73               (41)
                                                          ------            -------

                                                          $  582            $ (236)
                                                          ======            =======

   A reconciliation of the benefit (provision) for income taxes to the amount computed at the federal statutory rate is as follows:

                                                       Period from        Period from
                                                       May 7, 1997      January 1, 1997
                                                         through            through
                                                    December 31, 1997     May 6, 1997
                                                    -----------------     -----------
         Federal income tax at statutory rate             $   27            $  150
         State taxes, net of federal benefit                  73               (41)
         Income of non-taxable Predecessor Properties          -               (71)
         Rental income taxable to the Predecessor            286              (242)
         Deferred lease costs                                  -               (43)
         Non-taxable amortization of deferred gain           184                 -
         Extraordinary item                                   21                 -
         Other                                                (9)               11
                                                          ------            -------

                                                          $  582            $ (236)
                                                          ======            =======

10.  TAX INCREMENTAL FINANCING

   The Heritage is located in a redevelopment area designated by a local municipality as a tax incremental financing district ("TIF"). Under the terms of the redevelopment agreement, The Heritage was eligible to receive payments, in accordance with the terms of the Tax Incremental Financing Bond ("Bond") issued to it. The Bond was scheduled to mature on December 1, 2007 and had interest at 10% per annum, with principal and interest payable annually on each December 1. The Bond was subject to optional redemption, in whole or in part, at any time, at a redemption price equal to the principal outstanding at the date redeemed. The Bond was subject to mandatory redemption, in part, by the application of annual sinking fund installments by the municipality on each December 1, at a redemption price equal to the principal outstanding at the date redeemed. The Bond was payable solely from real estate tax incremental revenues and certain sales tax receipts generated in the TIF. Payments were to be made to the extent of available TIF revenues. The insufficiency of TIF revenues generated in the redevelopment area for any given year would not be considered a default in payment, but all past due amounts would be a continuing obligation payable from future TIF revenues. Any unpaid amounts including interest, at maturity, would be forgiven. As the collectibility of the Bond principal and interest was dependent upon sufficient TIF revenues being generated in the redevelopment area, revenue was recognized by The Heritage when principal and interest were received. For the period from May 7, 1997 through December 31, 1997 (final payment) and for the years ended December 31, 1996 and 1995, the Heritage received payments totaling $576, $610 and $144, respectively. No payments were received during the period from January 1, 1997 to May 6, 1997.

11.  EMPLOYEE BENEFIT PLAN

   In August 1994, PGI established a 401(k) plan for all employees of the PGI Entities who meet minimum employment criteria. The plan provides that the participants may defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. PGI contributes an additional 25% of the employee's contribution to the plan, up to $500 per employee per annum. On September 1, 1997, the Company established a 401(k) plan for all employees of the Company's entities that meet minimum employment criteria. The plan provides that the participants may defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. The Company contributes an additional 25% of the employee's contribution to the plan. Employees are always 100% vested in their own contributions and vested in PGI's and the Company's contributions over five years. The Company and the PGI entities made contributions to such plans in the amount of $55, $15, $30 and $26 for the period from May 7, 1997 through December 31, 1997, the period from January 1, 1997 through May 6, 1997 and for the years ended December 31, 1996 and 1995, respectively. Such amounts are included in facility operating expense in the consolidated and combined statements of operations.

12.  LEASES

   The Company entered into lease agreements ("Lease Agreements") with various financial institutions for the Leased Facilities. The Lease Agreement for the Hallmark, Springs of East Mesa, Gables at Brighton and Park Place facilities has an initial term of 23 years, with two options to extend for 25 years each, and requires annual base rent payments ranging from $10,185 to $11,204. The Lease Agreements for these four facilities also require additional rent each year beginning in 1999 based on 10% of the excess of each year's revenue compared to 1998 revenue. The Lease Agreements for the Classic at West Palm Beach and Brendenwood Retirement Community facilities have initial terms of five years with five options to extend for one year each, and Lease Agreement for the Gables at Farmington facility has an initial lease term of one year with fourteen options to extend for one year each. The Lease Agreements for the Gables at Farmington, Classic at West Palm Beach and Brendenwood Retirement Community facilities require annual payments ranging from $4,312 to $4,722. The Company has the option to acquire the Leased Facilities at fair market value prior to or at the end of such lease term. The Company guarantees the lease payments on the Hallmark, Springs of East Mesa, Gables at Brighton and Park Place facilities.

   On September 25, 1997, the Company entered into a five year lease (the "Office Lease"), commencing October 1, 1997, for its corporate office with an affiliate of PGI (the "Landlord"), with base rents that escalate at each anniversary of the commencement date by $0.75 per square foot per year. In conjunction with the signing of the lease, the Company received a $404 incentive from the Landlord, which has been deferred and is being amortized using the straight-line method over the life of the Office Lease. Office Lease expense is included in General and Administrative expense.

   The aggregate amount of all future minimum lease payments (includes $1,284 of payments to be made to the landlord for the Lease Agreements and the Office Lease as of December 31, 1997 are as follows:

         Year ended December 31,
         1998                         $  14,877
         1999                            15,639
         2000                            16,184
         2001                            16,200
         2002                            16,142
         Thereafter                     224,409
                                      ---------

                                      $ 303,451
                                      =========

13.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share for the period from May 7, 1997 through December 31, 1997.

         Numerator:
           Income from continuing operations before extraordinary item                 $    481
           Extraordinary item (net of tax benefit of $24)                                   (36)
                                                                                       --------
               Numerator for basic and diluted earnings per common share                    445

         Denominator:
           Denominator for basic earnings per share - weighted-average shares             7,208
           Effect of dilutive securities:
             Employee stock options                                                         143
                                                                                       --------
               Dilutive potential common shares                                             143

               Denominator for diluted earnings per share-adjusted weighted
                 average shares and assumed conversions                                   7,351
                                                                                       ========

         Basic and diluted earnings per share                                          $   0.06
                                                                                       ========

   Options to purchase 10,600 shares of common stock at $16.66 per share were outstanding during the period from May 7, 1997 through December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

   For additional disclosures regarding the employee stock options, see Note 8.

14.  RELATED PARTY TRANSACTIONS

   In connection with the management and administration of The Heritage, The Devonshire and the Hallmark facilities, PGI was entitled to fees for services provided. Such amounts incurred for the period from January 1, 1997 through May 6, 1997 and for the years ended December 31, 1996 and 1995 are summarized as follows:

                                                      Period from            Year Ended
                                                    January 1, 1997         December 31,
                                                        through             ------------
                                                      May 6, 1997         1996        1995
                                                      -----------         ----        ----
         Property management fee (a)                      $230            $930      $1,071
         Administration fee (b)                            130             372         372

         (a) PGI was entitled to a property management fee equal to 5% of total operating income (3% management fee for The Hallmark facility effective January 1, 1996 through December 26, 1996, with no fee thereafter). The fee is included in property management fees in the combined statements of operations of the Predecessor.

         (b) PGI was entitled to an annual administration fee of $186 per facility for providing administrative services to The Devonshire and The Heritage facilities. The fee is included in facility operating expenses in the combined statements of operations of the Predecessor.

   On May 7, 1997, the Company began providing management services for The Island on Lake Travis facility, which is owned by PGI. The Company is entitled to a fee based on 5% of revenue. The Company recognized $132 in management fee revenue during the period from May 7, 1997 through December 31, 1997.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  Cash and cash equivalents, cash-restricted and variable rate and fixed rate debt are reflected in the accompanying consolidated and combined balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term fixed rate debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities.

16.  LITIGATION

   The Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on the Company's business, financial condition and results of operations.

17. Pro Forma (Unaudited)

   The following unaudited pro forma condensed, consolidated and combined statements of operations of the Company for the years ended December 31, 1997 and December 31, 1996 are presented as if, at January 1, 1997 and January 1, 1996, (i) the Company had sold and issued 9,175 shares of its common stock, purchased the Owned Facilities and leased the Leased Facilities and the Harbor Village facility (see note 19) which was leased beginning March 6, 1998. If the Harbor Village facility was not included in the pro forma operations, revenue, net income and income per share would be $60,035, $1,234, and $0.13, respectively, for 1997 and $55,641, $276, and $0.03, respectively, for 1996.

   These unaudited pro forma condensed consolidated and combined statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the IPO and follow-on public offering had been consummated at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

                                                                                 Year ended December 31,
                                                                                 -----------------------
                                                                                   1997           1996
                                                                                   ----           ----
         Revenue                                                                 $ 63,743       $ 59,462
         Net income                                                                 1,474            479
         Earnings per share                                                          0.16           0.05

18.  SUBSEQUENT EVENTS

   On January 21, 1998, the underwriters of the follow-on public offering completed in December 1997 exercised their over-allotment option for an additional 300 shares of common stock at $16.6875 per share. The Company received net proceeds of approximately $4.7 million from the sale of these additional shares.

   On March 6, 1998, the Company entered into a lease agreement to lease the Harbor Village facility, a 272 unit facility located in Chicago, Illinois. The lease is an operating lease with an initial five-year term with seven one-year option periods with annual payment amounts ranging from $1,256 to $1,481 through the initial lease term. The Company has an option to acquire this facility at its fair market value at the end of the lease term.

   On March 17, 1998, the Company and the Landlord amended the Office Lease, pursuant to which the Company and Landlord agreed to increase the space leased, to extend the term of the Office Lease until April 30, 2005 with base rent under similar per square foot terms. In consideration for executing the amendment of the Office Lease, the Company received an additional $452 incentive from the Landlord.