Form 10-Q
period 1998-03-31
BROOKDALE LIVING COMMUNITIES INC
filed 1998-05-15
CIK 1023010

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarterly Period ended March 31, 1998.

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from_______to__________.

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

  77 W. Wacker Drive, Suite 4400
        Chicago, IL                                       60601
-------------------------------         ----------------------------------------
 (Address of principal executive                       (Zip Code)
  offices)


                                (312) 977-3700
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

               77 W. Wacker Drive, Suite 4800, Chicago, IL 60601
--------------------------------------------------------------------------------
  (Former name, former address, or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No_____
    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 15, 1998, 9,475,000 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

                      BROOKDALE LIVING COMMUNITIES, INC.
                                   FORM 10-Q

                                     INDEX
                                     -----

PART I:  FINANCIAL INFORMATION                                                     PAGE
                                                                                   ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).                                             3

         Consolidated Balance Sheet of Brookdale Living Communities, Inc. as of
         March 31, 1998 and as of December 31, 1997                                    4

         Consolidated Statement of Operations of Brookdale Living Communities,
         Inc. for the period from January 1, 1998 through March 31, 1998 and
         Combined Statement of Operations of Predecessor Properties (predecessor to Brookdale Living Communities, Inc.) for the period from January 1,
         1997 through March 31, 1997                                                   5

         Consolidated Statement of Cash Flows of Brookdale Living Communities,
         Inc. for the period from January 1, 1998 through March 31, 1998 and
         Combined Statement of Cash Flows of Predecessor Properties (predecessor to Brookdale Living Communities, Inc.) for the period from January 1,
         1997 through March 31, 1997                                                   6

         Notes to Consolidated and Combined Financial Statements of Brookdale
         Living Communities, Inc. and Predecessor Properties (predecessor to
         Brookdale Living Communities, Inc.)                                           8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.                                                               11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                  14

PART II: OTHER INFORMATION                                                            15

ITEM 1.  LEGAL PROCEEDINGS.                                                           15
ITEM 2.  CHANGES IN SECURITIES.                                                       15
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                             15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                         15
ITEM 5.  OTHER INFORMATION.                                                           15
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                            15

SIGNATURES                                                                            18

                         PART I: FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS.

  The information furnished in the accompanying consolidated and combined balance sheets, statements of operations, and statements of cash flows reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.

  Brookdale Living Communities, Inc. ("Brookdale" or the "Company") was incorporated on September 4, 1996 and commenced operations upon the completion of its initial public offering on May 7, 1997. The consolidated financial statements of the Company represent the results of operations of 14 facilities the Company operated during the period presented. The combined financial statements of Predecessor Properties (the "Predecessor" to the Company) are presented for comparative purposes due to common ownership and management and results of operations of the entities (five facilities) which comprised the Predecessor Properties for the period from January 1, 1997 to March 31, 1997.

  The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements for the period ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

     BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
         AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

                  CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    March 31, 1998   December 31, 1997
                                                                                    --------------   -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..................................................            $     7,935         $    13,292
Accounts receivable........................................................                    763                 843
Deferred tax asset.........................................................                     45                 385
Notes receivable...........................................................                  7,446                   -
Prepaid expenses and deposits..............................................                  1,177                 790
Reimbursable leasehold improvements........................................                    735                 210
Other......................................................................                    793               1,063
                                                                                       -----------         -----------
        Total current assets...............................................                 18,894              16,583
Property, plant and equipment..............................................                113,880             113,294
Accumulated depreciation...................................................                 (3,048)             (2,164)
                                                                                       -----------         -----------
Property, plant and equipment, net.........................................                110,832             111,130
Property under development.................................................                  5,461              11,427
Cash-restricted............................................................                  7,087               5,920
Long-term investments-restricted...........................................                  2,300                   -
Letter of credit deposit...................................................                 12,566              12,138
Lease security deposits....................................................                 24,646              18,542
Development fee receivable.................................................                  1,516                   -
Deferred costs, net........................................................                  4,263               3,230
Deferred tax asset.........................................................                  4,173               4,199
                                                                                       -----------         -----------
        Total assets.......................................................            $   191,738         $   183,169
                                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt..........................................            $       291         $       286
Current portion of deferred gain on sale of property.......................                    806                 806
Prepaid rent...............................................................                     29                 108
Accrued interest payable...................................................                    430                 566
Accrued real estate taxes..................................................                  1,890               1,284
Accounts payable and accrued expenses......................................                  3,794               2,972
Income taxes payable.......................................................                    253                 236
Tenant entrance and security deposits......................................                  4,606               4,377
                                                                                       -----------         -----------
        Total current liabilities..........................................                 12,099              10,635
Deferred lease liability...................................................                  2,515               1,811
Long-term debt, less current portion.......................................                 95,822              95,881
Deferred gain on sale of property, less current portion....................                 16,721              16,922
Other......................................................................                    915                   -
                                                                                       -----------         -----------
        Total liabilities..................................................                128,072             125,249
Common stock, $.01 par value, 75,000 shares
        authorized; 9,475 and 9,175 issued and outstanding
        at March 31, 1998 and December 31, 1997, respectively..............                     95                  92
Additional paid-in-capital.................................................                 62,015              57,383
Accumulated earnings.......................................................                  1,556                 445
                                                                                       -----------         -----------
        Total stockholders' equity.........................................                 63,666              57,920
                                                                                       -----------         -----------
        Total liabilities and stockholders' equity.........................            $   191,738         $   183,169
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

                                                                         Brookdale Living        Predecessor
                                                                         Communities, Inc.       Properties
                                                                            period from          period from
                                                                          January 1, 1998      January 1, 1997
                                                                              through             through
                                                                          March 31, 1998       March 31, 1997
                                                                       ------------------    ------------------
REVENUE
Resident fees.....................................................     $           15,657    $            7,465
Development fees..................................................                  1,188                     -
Management fees...................................................                     53                     -
                                                                       ------------------    ------------------
        Total revenue.............................................                 16,898                 7,465

EXPENSES
Facility operating................................................                  8,587                 4,195
General and administrative........................................                  1,292                     -
Lease expense.....................................................                  3,851                 2,176
Depreciation and amortization.....................................                  1,226                   651
Property management fees..........................................                      -                   171
                                                                       ------------------    ------------------
        Total operating expenses..................................                 14,956                 7,193
                                                                       ------------------    ------------------
        Income from operations....................................                  1,942                   272
Interest income...................................................                    705                    49
Interest expense..................................................                   (922)                 (536)
                                                                       ------------------    ------------------
        Income (loss) before minority interest and income tax
         expense..................................................                  1,725                  (215)
Minority interest.................................................                      -                   (82)
Income tax expense................................................                   (614)                 (169)
                                                                       ------------------    ------------------
        Net income (loss).........................................     $            1,111    $             (466)
                                                                       ==================    ==================

Basic earnings per common share...................................     $             0.12
                                                                       ==================

Weighted average shares used for computing
        basic earnings per common share...........................                  9,408
                                                                       ==================

Diluted earnings per common share.................................     $             0.12
                                                                       ==================

Weighted average shares used for computing
        diluted earnings per common share.........................                  9,646
                                                                       ==================

See accompanying notes to consolidated and combined financial statements.

     BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
         AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED
                  STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              Brookdale Living     Predecessor
                                                                                              Communities, Inc.    Properties
                                                                                                 period from       period from
                                                                                               January 1, 1998   January 1, 1997
                                                                                                   through          through
                                                                                               March 31, 1998    March 31, 1997
                                                                                              ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)....................................................................              $    1,111        $     (466)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
       Depreciation and amortization.................................................                   1,226               651
       Decrease in deferred tax assets...............................................                     366                 -
       Minority interest.............................................................                       -                82
       Increase in deferred lease liability..........................................                     704               300
       Deferred gain on sale of property.............................................                    (201)             (201)
       Decrease (increase) in accounts receivable....................................                      80               (47)
       Decrease in prepaid rent asset................................................                       -             1,251
       Change in due from/to affiliates, net.........................................                       -                41
       Increase in prepaid expenses and deposits.....................................                    (340)                -
       Decrease (increase) in other assets...........................................                     270              (137)
       Increase in development fee receivable........................................                  (1,516)                -
       Decrease in prepaid rent liability............................................                    (349)             (597)
       Decrease in accrued interest payable..........................................                    (136)              (25)
       Increase (decrease) in accrued real estate taxes..............................                     606               (47)
       Increase in accounts payable and accrued expenses.............................                     822               261
       (Decrease) increase in tenant entrance and security deposits..................                     (65)               46
       Increase in income taxes payable..............................................                      17               169
                                                                                                   ----------        ----------
               Net cash provided by operating activities.............................                   2,595             1,281

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for lease security deposits and acquisitions..........................                  (5,277)                -
     Cash paid for property under development........................................                  (3,780)                -
     Cash paid for reimbursable leasehold improvements...............................                    (525)                -
     Additions to property, plant and equipment......................................                    (586)             (104)
     Increase in lease security deposits.............................................                    (320)                -
     Increase in cash-restricted.....................................................                    (242)             (248)
                                                                                                   ----------        ----------
               Cash used in investing activities.....................................                 (10,730)             (352)

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of long-term debt.....................................................                     (54)                -
     Increase in letter of credit deposit............................................                    (428)                -
     Increase in deferred costs......................................................                  (1,375)             (227)
     Distributions to partners.......................................................                       -            (1,186)
     Net proceeds from offering......................................................                   4,635                 -
                                                                                                   ----------        ----------
               Net cash provided by (used in) financing activities...................                   2,778            (1,413)
                                                                                                   ----------        ----------
               Net decrease in cash and cash equivalents.............................                  (5,357)             (484)
               Cash and cash equivalents at beginning of period......................                  13,292             4,230
                                                                                                   ----------        ----------
               Cash and cash equivalents at end of period............................              $    7,935        $    3,746
                                                                                                   ==========        ==========

See accompanying notes to consolidated and combined financial statements.

      BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
         AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED
                  STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Brookdale Living       Predecessor
                                                                             Communities, Inc.      Properties
                                                                                period from         period from
                                                                             January 1, 1998      January 1, 1997
                                                                                 through              through
                                                                              March 31, 1998       March 31, 1997
                                                                             -----------------    ---------------
Supplemental Disclosure of Cash Flow Information:

Interest Paid.............................................................    $         1,198     $           560
                                                                              ===============     ===============

Income Taxes Paid.........................................................    $            16     $             -
                                                                              ===============     ===============

Supplemental Schedule of Noncash Investing and
Financing Activities:

In connection with net lease transactions, assets
     acquired and liabilities assumed were as follows:
          Fair value of assets acquired...................................    $         5,831     $             -
          Less:  Consideration given
              Cash paid...................................................              4,352                   -
                                                                              ---------------     ---------------
          Liabilities assumed.............................................    $         1,479     $             -
                                                                              ===============     ===============

See accompanying notes to consolidated and combined financial statements.

      BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
         AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. ORGANIZATION

   Brookdale Living Communities, Inc. ("Brookdale" or the "Company") was incorporated in Delaware on September 4, 1996 and commenced operations in connection with its initial public offering (the "IPO"), which closed on May 7, 1997. On December 24, 1997, the Company completed a follow-on offering of 2,000 shares of its common stock at $16.6875 per share.

   The consolidated financial statements of the Company include the properties owned or leased by the Company. The combined financial statements of the Predecessor Properties (defined below) include the facilities owned or leased by the senior independent and assisted living division of The Prime Group, Inc. and its affiliates ("PGI"), which consisted of the five facilities as indicated in the table below (PGI owned or leased The Heritage, The Devonshire and The Hallmark facilities during the period from January 1, 1995 through May 6, 1997 and leased The Springs of East Mesa and The Gables at Brighton facilities for the period from December 27, 1996 through May 6, 1997). The following table sets forth the properties owned, leased, managed or under development by the Company as of March 31, 1998 (collectively, the "Properties").

Entity                                                  Property Name                              Date Owned or Leased
------                                                  -------------                              --------------------
Owned Facilities:
-----------------
River Oaks Partners                                     The Heritage (1)                           May 7, 1997
The Ponds of Pembroke Limited Partnership               The Devonshire (1)                         May 7, 1997
Brookdale Living Communities of Illinois-II, Inc.       Hawthorn Lakes                             May 7, 1997
Brookdale Living Communities of Minnesota, Inc.         Edina Park Plaza                           May 7, 1997

Leased Facilities:
-----------------
Brookdale Living Communities of Illinois, Inc.          The Hallmark (1)                           May 7, 1997
Brookdale Living Communities of Arizona, Inc.           The Springs of East Mesa (1)               May 7, 1997
Brookdale Living Communities of New York, Inc.          The Gables at Brighton (1)                 May 7, 1997
Brookdale Living Communities of Washington, Inc.        The Park Place                             May 7, 1997
Brookdale Living Communities of Connecticut, Inc.       The Gables at Farmington                   November 24, 1997
Brookdale Living Communities of Florida, Inc.           The Classic at West Palm Beach             December 18, 1997
Brookdale Living Communities of New Jersey, Inc.        The Brendenwood Retirement Community       December 22, 1997
Brookdale Living Communities of Illinois-HV, Inc.       Harbor Village                             March 6, 1998

Managed Facilities:
------------------
Brookdale Living Communities of Texas, Inc.             The Island on Lake Travis (2)
Brookdale Living Communities of Minnesota-II, Inc.      The Kenwood (3)

Development Projects Under Construction:
---------------------------------------
BLC of Texas-II, L.P.                                   Austin, Texas (4)
Brookdale Living Communities of Michigan, Inc.          Southfield, Michigan (4)
Brookdale Living Communities of North Carolina, Inc.    Raleigh, North Carolina (5)

Projects In Development:
-----------------------
Glen Ellyn, Illinois
New York (Battery Park City), New York

(1)  Collectively referred to as "the Predecessor Properties"
(2)  Management services commenced May 7, 1997
(3)  Management services commenced July 1, 1997
(4)  The Company is currently developing these projects for third party owners
(5)  Construction commenced in April, 1998

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. For further information regarding significant accounting policies please refer to the financial statements and footnotes thereto for the period ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Development Fees

    Development fees are recognized in the period earned.

3. RECENT DEVELOPMENTS

    On January 21, 1998, the underwriters of the follow-on public offering exercised their over-allotment option for an additional 300 shares of common stock at $16.6875 per share. The Company received net proceeds of approximately $4,635 from the sale of these shares.

    On March 6, 1998, the Company entered into an agreement to lease the Harbor Village facility, a 272-unit facility located in Chicago, Illinois. The lease is an operating lease with an initial five-year term and seven one-year renewal terms, and annual lease payment amounts ranging from $1,335 to $1,481 through the initial lease term. The Company has an option to acquire this facility at the end of the initial term and each renewal term. In connection with the lease, the Company funded approximately $5,784 of lease security deposits.

    On March 17, 1998, the Company amended its office lease agreement with an affiliate of PGI, Prime Group Realty Trust (the "Landlord"), pursuant to which the Company's offices were relocated to a different floor, the space leased by the Company was increased and the term of the lease was extended to April 30, 2005. The base rent payable by the Company under the amended lease is $18.50 per square foot, escalating at $0.75 per square foot on May 1 of each lease year, commencing May 1, 1999. In consideration for executing the lease amendment, the Company received a $452 incentive from the Landlord.

    On March 31, 1998, the Company entered into an agreement pursuant to which the Company acquired the right to purchase land in McCandless, Pennsylvania for approximately $1.9 million. The Company expects to develop a Brookdale prototype senior independent and assisted living facility on the land. The closing of the purchase of the land is subject to customary closing contingencies, including the receipt of all approvals for the development of the land, and there can be no assurance that such closing contingencies will be satisfied in a timely manner, if at all.

    On March 31, 1998, the Company sold development sites located in Southfield, Michigan (the "Michigan Project") and Austin, Texas (the "Texas Project") to unaffiliated third parties (the "Purchasers"). The sales price for the Michigan Project was $4,044, of which $1,000 was received in cash and $3,044 was received by the delivery of a promissory note. The sales price for the Texas Project was $5,316, of which $1,300 was received in cash and $4,016 was received by the delivery of a promissory note. Both notes accrue interest at 9.0% per annum and are payable on June 30, 1998.

    In connection with the foregoing sales of the Texas Project and the Michigan Project (collectively, the "Projects"), and in contemplation of the closing of the construction financing for the Projects, the Company entered into interim arrangements with each of the Purchasers pursuant to which the Company agrees to continue to develop each of the Projects and earns a development fee therefore in an amount which the Company believes to be a market rate fee which is partly attributable to reimbursement of corporate overhead and other costs incurred by the Company in connection with each Project. Under the interim development arrangements, the Company has agreed to fund all costs incurred in connection with the development of the Projects, and is entitled to reimbursement of such costs upon the earlier of the closing of the construction financing for the Projects or June 30, 1998. If the construction financing for the Projects is not closed by June 30, 1998, the Company has the option to repurchase the Projects. In connection with the above-described interim arrangements, the Company made restricted cash investments in the aggregate amount of $2,300 which earn interest at the rate of nine percent (9%) per annum. The return of these cash investments and the payment of approximately one-half of the total development fees to which the Company is entitled is expected to be subordinate to the repayment or refinancing of the construction financing for the Projects and the satisfaction of certain other conditions. The above-described interim arrangements expire upon the earlier of the closing of the construction financing for the Projects or June 30, 1998, and are expected to be restated and extended in connection with the closing of the construction financing for the Projects.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for the way that a public company reports information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements in 1998. Management believes that the adoption of Statement 131 will not affect results of operations or financial position, but could add to the Company's current operating disclosures.


5. INCOME TAXES

   Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income tax expense principally as a result of non-taxable amortization of the deferred gain on the sale of The Hallmark and state income taxes.

6. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998.

     Numerator for basic and diluted earnings per common share                             $     1,111

     Denominator:
       Denominator for basic earnings per share - weighted-average shares                        9,408
       Effect of dilutive securities:
            Employee stock options                                                                 238
                                                                                           -----------
             Dilutive potential common shares                                                      238

             Denominator for diluted earnings per share-adjusted                                 9,646
                weighted-average shares and assumed conversions                            ===========

     Basic and diluted earnings per share                                                  $      0.12
                                                                                           ===========

7.  SUBSEQUENT EVENTS

    On April 15, 1998, the Company purchased land in Raleigh, North Carolina for the purpose of developing a Brookdale prototype senior independent and assisted living facility. The Company acquired the land for a total consideration of approximately $2,100 in cash.

    On April 27, 1998, the Company obtained a $15,000 unsecured revolving line of credit from LaSalle National Bank to be used for working capital or in connection with the acquisition, leasing, or development of real property. Interest accrues on the outstanding principal amount of the loan at a rate equal to the prime rate plus 1/2% per annum with interest payable monthly. The outstanding principal amount of the loan and accrued but unpaid interest are payable in full on April 26, 1999. The Company must pay an unused commitment fee in an amount equal to 1/4% per annum of the amount of the line of credit which is not outstanding, which fee is payable quarterly. As of May 14, 1998, the Company has drawn approximately $7,000 under the line of credit.

    On April 30, 1998, the Company entered into a purchase agreement to acquire a 125-unit senior independent and assisted living facility located in the northeastern United States for approximately $16,600 in cash. The closing of the purchase of this facility is subject to the customary closing contingencies, including approval of the sale by the limited partners of the owner of the property, and there can be no assurance that such closing contingencies will be satisfied in a timely manner, if at all.

    On May 12, 1998, the Company entered into an agreement to lease The Atrium of San Jose facility, a 292-unit facility located in San Jose, California. The lease is an operating lease with an initial 10-year term and five one-year renewal terms, and annual lease payment amounts ranging from $2,331 to $2,405 through the initial lease term. The Company has an option to acquire this facility at the end of the initial term and each renewal term. In connection with the lease the Company funded approximately $6,965 of lease security deposits.

    On May 12, 1998, the Company entered into a purchase agreement to acquire land in Sterling Heights, Michigan for approximately $1,800 for the purpose of developing a Brookdale prototype senior independent and assisted living facility. The closing of the purchase of this property is subject to customary closing contingencies, and there can be no assurance that such closing contingencies will be satisfied in a timely manner, if at all.

8. PRO FORMA INFORMATION

   The following unaudited pro forma condensed, consolidated and combined statements of operations of the Company for the three months ended March 31, 1998 and March 31, 1997 are presented as if, at January 1, 1998 and January 1, 1997, (i) the Company had sold and issued 9,475 shares of its common stock, purchased the Owned Facilities and leased the Leased Facilities and The Atrium of San Jose facility which was leased beginning May 12, 1998. If The Atrium of San Jose facility was not included in the pro forma operations, revenue, net income (loss) and earnings (loss) per share would be $17,560, $1,167, and $0.12, respectively, for 1998 and $15,405, ($255), and ($0.03), respectively, for 1997.

   These unaudited pro forma condensed, consolidated and combined statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the IPO and follow-on public offering had been consummated at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

                                                Three months
                                               ended March 31,
                                               ---------------
                                               1998      1997
                                               ----      ----
     Revenue                                  $19,073  $16,884
     Net income (loss)                          1,331      (93)
     Earnings (loss) per share                   0.14   ($0.01)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion is based on the Consolidated Statement of Operations of the Company from January 1, 1998 to March 31, 1998 and the Combined Statement of Operations of Predecessor Properties from January 1, 1997 to March 31, 1997 and the balance sheet of the Company as of March 31, 1998 and as of December 31, 1997. The financial statements of the Predecessor Properties combine the results of operations of five properties which were contributed by PGI to the Company simultaneously with the consummation of its IPO and are now consolidated in the Company's financial statements. Historical results and any apparent percentage relationships with respect thereto are not necessarily indicative of future operations.

CAUTIONARY STATEMENTS

  This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief, or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures within the industry and/or the markets in which the Company operates, (iii) the successful completion of the acquisition of the facilities which the Company has under contract, the successful completion of development activities, the successful integration of newly acquired or leased facilities with the operations of the Company's existing facilities, fluctuations in operating results, occupancy levels in the markets in which the Company competes, and/or unanticipated changes in expenses or capital expenditures, (iv) the effect of future legislation or regulatory changes on the Company's operations and (v) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

  As of March 31, 1998, the Company operates 14 senior independent and assisted living facilities containing a total of 3,080 units. Four of such facilities are owned by the Company, eight facilities are leased by the Company and two facilities (one of which is owned by PGI) are managed by Brookdale pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with certain activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior residents to age-in-place and thereby maintain their stay for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

  The Company derives its revenues from resident fees, development fees and management fees. Resident fees consist of charges for renting units, providing basic care services, and, in certain instances, providing supplemental care services to residents. Basic care services include meal service, housekeeping services within the resident's unit, social and recreational activities, scheduled transportation, security, emergency call response, access to on-site medical services and medical education and wellness programs. In addition to basic care services, the Company offers custom tailored supplemental care services for residents who desire or need such services. Optional supplemental care services include check-in services and escort and companion services. Depending on the particular facility and as dictated by state licensing requirements, the Company also provides assistance with activities of daily living, such as dressing and bathing and medication administration or reminders. The Company plans to expand its supplemental service offerings, as permitted by licensing, in order to capture incremental revenue and enable its residents to remain in its facilities longer. In addition, where practicable, the Company intends to obtain licensing to provide home health services to residents. Resident fees typically are paid monthly by residents, their families or other responsible parties. As of March 31, 1998, 99.9% of the Company's revenue was derived from private pay sources.

   The Company derives additional revenue from development fees associated with developing senior independent and assisted living facilities for third parties and management fees from managing senior independent and assisted living facilities for unaffiliated third parties pursuant to management contracts. Management services income consists of management fees, which typically range from 3.0% to 5.0% of a managed facility's total gross revenues. All fees are recognized as revenues when services are provided.

   The Company classifies its operating expenses into the following categories:
(i) facility operating expenses, which include property personnel payroll and related costs, food, marketing, other direct facility expenses and real estate taxes; (ii) general and administrative expenses, which primarily include corporate and other overhead costs; (iii) lease expenses; and (iv) depreciation and amortization.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997

   For the three months ended March 31, 1998, results reflect the Company's operations of 14 facilities. For the three months ended March 31, 1997, results reflect the Predecessor's operations of five facilities.

   Revenue. Total revenue increased by $9.4 million, or 126.4%, to $16.9 million for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. Resident fees increased by $8.2 million, or 109.7%, to $15.7 million. Of this increase, approximately $450,000 (or a "same store" increase of 5.9%) reflects an increase in resident fees at the properties that have been operated during both periods, which resulted primarily from increases in unit rental rates. Approximately $7.8 million of such increase reflects revenue from facilities acquired, leased or managed subsequent to March 31, 1997. The remaining $1.2 million of the total revenue increase reflects revenue from development fees associated with projects being developed and managed by the Company for unaffiliated third parties. The Company has the option to purchase such properties following lease-up and stabilization.

   Operating Expenses. Total operating expenses increased by $7.8 million, or 107.9%, to $15.0 million for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. Facility operating expenses increased by $4.4 million, or 104.7%, to $8.6 million primarily due to the inclusion of the facilities acquired or leased subsequent to March 31, 1997. From the commencement of operations on May 7, 1997, the Company has managed all of its facilities and, accordingly, incurred general and administrative expenses of approximately $1.3 million for the three months ended March 31, 1998. For the three months ended March 31, 1997, two of the Predecessor Properties incurred property management fees of approximately $171,000.

   Lease expense increased by approximately $1.7 million, or 77.0%, to $3.9 million for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 due to the inclusion of the facilities leased subsequent to March 31, 1997. Depreciation and amortization increased by approximately $575,000, or 88.3%, to $1.2 million for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. This increase primarily reflects the depreciation of the step-up in basis of two of the Predecessor Properties that resulted in connection with the IPO and the depreciation of the facilities acquired subsequent to March 31, 1997.

   Interest expense increased by approximately $386,000, or 72.0%, to $922,000 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 primarily due to the assumption of debt on the Hawthorn Lakes and Edina Park Plaza facilities in connection with the purchase of these properties during 1997. Interest income increased by approximately $656,000 to $705,000 for the three months ended March 31, 1998 due to an increase in average cash balances and various deposits and restricted investments.

   Net Income. For the three months ended March 31, 1998, the Company generated net income of approximately $1.1 million, as compared to a net loss of $466,000 for the three months ended March 31, 1997 due to the changes in revenue and expenses described above. Net income for the three months ended March 31, 1998 versus the net loss for the three months ended March 31, 1997, which included the Predecessor Properties only, is not necessarily comparable, in the opinion of management, due to the different ownership and capital structures for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

   On December 24, 1997, the Company completed a follow-on public offering of 2,000,000 shares of common stock, $.01 par value per share, at $16.6875 per share. The underwriters of the offering exercised their over-allotment option, and, on January 21, 1998, the Company sold an additional 300,000 shares of the Company's common stock at $16.6875 per share. The proceeds from such offering

(including the exercise of the underwriters' over-allotment option), net of related underwriting discounts and commissions and offering costs, totaled approximately $35.5 million ($4.6 million from the exercise of the underwriters' over-allotment option). The Company used approximately $25.8 million of such net proceeds to repay outstanding indebtedness and fund lease security deposits paid subsequent to such offering. The remaining net proceeds were used to finance a portion of subsequent acquisitions, leasing and developments of senior independent and assisted living facilities and working capital and general corporate purposes.

   On April 15, 1998, the Company purchased land in Raleigh, North Carolina for a total consideration of approximately $2.1 million in cash. On April 27, 1998, the Company obtained a $15.0 million unsecured revolving line of credit from LaSalle National Bank to be used for working capital or in connection with the acquisition, leasing, or development of real property. As of May 14, 1998, the Company has drawn approximately $7.0 million under the line of credit. On April 30, 1998, the Company entered into a purchase agreement to acquire a 125-unit senior independent and assisted living facility located in the northeastern United States for approximately $16.6 million in cash. The closing of the purchase of this facility is subject to the customary closing contingencies, including approval of the sale by the limited partners of the owner of the property. On May 12, 1998, the Company entered into an agreement to lease The Atrium of San Jose facility, a 292-unit facility located in San Jose, California. In connection with the lease the Company funded approximately $7.0 million of lease security deposits. On May 12, 1998, the Company entered into a purchase agreement to acquire land in Sterling Heights, Michigan for approximately $1.8 million for the purpose of developing a Brookdale prototype senior independent and assisted living facility. The closing of the purchase of this property is subject to customary closing.

   Cash and cash equivalents (which excludes cash-restricted of $7.1 million, the letter of credit deposit of $12.6 million and lease security deposits of $24.6 million) decreased by $5.4 million to $7.9 million at March 31, 1998 compared to $13.3 million at December 31, 1997 primarily due to cash utilized for the acquisition, leasing and development of facilities offset in part by the proceeds from the exercise of the underwriters' over-allotment option related to the follow-on offering. The decrease consisted of $10.7 million of funds used in investing activities offset by $2.6 million and $2.7 million of funds provided by operating activities and financing activities, respectively.

   Net cash used in investing activities totaled approximately $10.7 million for the three months ended March 31, 1998. Investing activities included net cash used for lease security deposits in connection with the lease of the Harbor Village facility in the amount of $5.3 million, cash paid for property under development of $3.8 million, an increase in cash-restricted of $0.2 million and other uses of $1.4 million.

   Net cash provided by financing activities was approximately $2.7 million for the three months ended March 31, 1998. Financing activities included proceeds from the exercise of the underwriters' over-allotment option related to the follow-on offering of $4.6 million.

   The Company currently plans to acquire or lease four to six senior independent and assisted living facilities per year containing an aggregate of approximately 800 to 1,200 units and to commence development of two to three new facilities per year containing approximately 220 units. The Company anticipates that new developments will require eight to ten months for pre-construction development, 12 to 14 months for construction and approximately 12 months after opening to achieve a stabilized occupancy rate of approximately 95%. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $30.0 million, or approximately $135,000 per unit. At March 31, 1998, the Company had five sites under development for new senior independent and assisted living facilities, two of which were under construction. Subsequent to such date, the Company commenced construction on its Raleigh, North Carolina project. Capital expenditures related to the Company's existing facilities are estimated to be approximately $3.0 million to $5.0 million in the aggregate in 1998. The Company anticipates that it will use a combination of cash on hand, remaining net proceeds from the follow-on offering, additional equity financing and debt financing, lease transactions and cash generated from operations to fund its acquisition and development activities. The Company currently estimates that the cash generated from operations, remaining net proceeds from the follow-on offering, together with cash on hand, existing debt facilities and commitments and anticipated financing, will be sufficient to meet its liquidity needs for at least 12 months. Thereafter, in order to achieve its growth plans, the Company will be required to obtain a substantial amount of additional financing. The Company presently has no commitment, arrangement or understanding regarding financing to fund the debt portion of the Company's acquisition and development plans other than the $100.0 million commitment from Nomura Asset Capital Corporation for development projects. There can be no assurance that the Company will be able to obtain the financing necessary for its acquisition and development programs.

   As of March 31, 1998, the Company had $65.0 million of long-term indebtedness in tax-exempt bonds with floating rates. The interest rates (exclusive of credit enhancement and other fees) on such debt averaged 3.4% during the three months ended March 31, 1998. Such tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents. The Company may obtain similar bond financing for future facilities.

   The Company is dependent on third-party financing for its acquisition, leasing and development programs. Some financing obtained in the future is expected to contain terms and conditions and representations and warranties that are customary for such loans and may contain financing covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain amounts of funds in escrow, (ii) limit, among other things, the ability of the Company to borrow additional funds, dispose of assets and engage in mergers or other business combinations and (iii) restrict the ability of the Company to operate competing facilities within certain distances from mortgaged facilities. There can be no assurance that financing for the Company's acquisition and development program will be available to the Company on acceptable terms or at all. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition and leasing plans and could therefore have a material adverse effect on the Company's growth plans and on its business, financial condition and results of operations.

IMPACT OF INFLATION

   Resident fees from senior independent and assisted living facilities owned or leased by the Company and management fees from facilities managed by the Company for third parties are its primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior independent and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's resident agreements have terms of approximately one year and allow, at the time of renewal, for adjustments in the monthly fees payable thereunder, thereby enabling the Company to seek increases in monthly fees due to inflation or other factors. Any such increase would be subject to market and competitive conditions and could result in a decrease in occupancy at the Company's facilities. The Company believes, however, that the short-term nature of its resident agreements generally serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, as of March 31, 1998, approximately $65.0 million in principal amount of the Company's indebtedness bore interest at tax-exempt floating rates and future indebtedness may bear floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

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

       None

     ITEM 5.  Other Information.

       None

     ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  EXHIBITS:

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER                                 DESCRIPTION
    ------                                 -----------

    3.1 Restated Certificate of Incorporation of the Company, as filed with the Securities and Exchange Commission on June 16, 1997 as Exhibit 3.1 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference

    3.2 Amended and Restated By-laws of the Company, as filed with the Securities and Exchange Commission on June 16, 1997 as Exhibit 3.2 to the Company's Form 10-Q for the period ended March 31, 1997 (File No.0-22253) and incorporated herein by reference

    4.1 Form of certificate representing Common Stock of the Company, as filed with the Securities and Exchange Commission on March 17, 1997 as
         Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

   10.1 Lease dated as of March 6, 1998 by and between Brookdale Living Communities of Illinois-H.V., Inc., as lessee, and The Harbor Village Business Trust, as lessor, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.1 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

   10.2 Loan Agreement dated as of March 6, 1998 by and among The Harbor Village Business Trust, Brookdale Living Communities of Illinois-H.V., Inc. and Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.2 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

   10.3 Certificate Pledge Agreement dated as of March 6, 1998 by Brookdale Living Communities of Illinois-H.V., Inc. in favor of The Harbor Village Business Trust, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.3 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

  EXHIBIT
   NUMBER                               DESCRIPTION
   ------                               -----------

   10.4 Securities Pledge Agreement dated as of March 6, 1998 by Brookdale Living Communities of Illinois-H.V., Inc. in favor of The Harbor Village Business Trust and Wilmington Trust Company, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.4 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

   10.5 Indemnity Agreement dated as of March 6, 1998 from Brookdale Living Communities, Inc. in favor of Wilmington Trust Company and FBTC Leasing Corp., as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.5 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference


   10.6 Guaranty and Suretyship Agreement dated as of March 6, 1998 from Brookdale Living Communities of Illinois-H.V., Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.6 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference


   10.7 Environmental Indemnity Agreement dated as of March 6, 1998 from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.7 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

   10.8 Mezzanine Loan Agreement dated as of March 6 1998 by and among The Harbor Village Business Trust, Brookdale Living Communities of Illinois-H.V., Inc. and Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit
         10.8 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

   10.9 Mezzanine Guaranty and Suretyship Agreement dated as of March 6, 1998 from Brookdale Living Communities of Illinois-H.V., Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.9 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

   10.10 Mezzanine Environmental Indemnity Agreement dated as of March 6, 1998 from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.10 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

   10.11 Purchase and Sale Agreement, dated as of March 31, 1998, by and between Brookdale Living Communities of Michigan, Inc. and AH Michigan Owner Limited Partnership, as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.1 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

   10.12 Note, dated March 31, 1998, issued by AH Michigan Owner Limited Partnership payable to the order of Brookdale Living Communities of Michigan, Inc. in the principal amount of $3,044,082.12, as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit
         10.2 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

   10.13 Development Agreement, dated as of March 31, 1998, by and between AH Michigan Owner Limited Partnership and Brookdale Living Communities of Michigan, Inc., as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.3 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

   10.14 Guaranty Agreement, dated as of March 31, 1998, issued by AH Michigan CPG, Inc. and AH Michigan Subordinated, LLC in favor of Brookdale Living Communities, Inc., as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.4 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

  EXHIBIT
  NUMBER                              DESCRIPTION
  ------                              -----------

  10.15 Collateral Assignment of Partnership Interests, dated as of March 31, 1998, issued by AH Michigan CPG, Inc. and AH Subordinated, LLC for the benefit of Brookdale Living Communities of Michigan, Inc., as filed with the Securities and Exchange Commission on April 15, 1998 as
         Exhibit 10.5 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

  10.16 Purchase and Sale Agreement, dated as of March 31, 1998, by and between BLC of Texas-II, L.P. and AH Texas Owner Limited Partnership, as filed with the Securities and Exchange Commission on April 15, 1998 as
         Exhibit 10.6 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

  10.17 Note, dated March 31, 1998, issued by AH Texas Owner Limited Partnership payable to the order of BLC of Texas-II, L.P. in the principal amount of $4,016,340.53., as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.7 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

  10.18 Development Agreement, dated as of March 31, 1998, by and between AH Texas Owner Limited Partnership and BLC of Texas-II, L.P., as filed with the Securities and Exchange Commission on April 15, 1998 as
         Exhibit 10.8 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

  10.19 Guaranty Agreement, dated as of March 31, 1998, issued by AH Texas CPG, Inc. and AH Texas Subordinated, LLC in favor of BLC of Texas-II, L.P., as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.9 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

  10.20 Collateral Assignment of Partnership Interests, dated as of March 31, 1998, issued by AH Texas CPG, Inc. and AH Texas Subordinated, LLC for the benefit of BLC of Texas-II, L.P., as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.10 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

  10.21 Development Agreement, dated as of March 31, 1998, by and between Brookdale Living Communities, Inc. and National Development Eastern Associates, Inc.

  10.22 Agreement to Assign Agreement of Sale and Purchase, dated as of March 31, 1998, by and among Brookdale Living Communities, Inc., National Development Eastern Associates, Inc., Kenneth A. LeDonne, Robert A. LeDonne, Karen A. LeDonne, Peter O. LeDonne and Dorthea J. LeDonne

  27.1   Financial Data Schedule



(B)   REPORTS ON FORM 8-K:

  On February 18, 1998, the Company filed a Current Report on Form 8-K dated December 17, 1997 with the Securities and Exchange Commission announcing pursuant to Item 5 of Form 8-K the lease of (i) The Classic at West Palm Beach by Brookdale Living Communities of Florida, Inc. which commenced on December 17, 1997 and (ii) The Brendenwood Retirement Community by Brookdale Living Communities of New Jersey, Inc., which commenced on December 22, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BROOKDALE LIVING COMMUNITIES, INC.
                                        ----------------------------------
                                        Registrant


Date:  May 15, 1998                     /s/ Mark J. Schulte
       ------------------------         ----------------------------------
                                        Mark J. Schulte
                                        President and
                                        Chief Executive Officer


Date:  May 15, 1998                     /s/ Craig G. Walczyk
       ------------------------         ----------------------------------
                                        Craig G. Walczyk
                                        Vice President and
                                        Chief Financial Officer