Form 10-Q
period 1998-06-30
BROOKDALE LIVING COMMUNITIES INC
filed 1998-08-14
CIK 1023010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarterly Period ended June 30, 1998.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from ________ to _______.

Commission File Number       0-22253
                             -------

                       BROOKDALE LIVING COMMUNITIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        36-4103821
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 77 W. Wacker Drive, Suite 4400
         Chicago, IL                                         60601
-------------------------------             ------------------------------------
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

Yes    X   No
    -----    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 13, 1998, 9,572,802 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

                       BROOKDALE LIVING COMMUNITIES, INC.
                                    FORM 10-Q

                                      INDEX
                                      -----
PART I:  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)......................................3


         Consolidated Balance Sheets of Brookdale Living
         Communities, Inc. as of June 30, 1998 and as of December 31, 1997.....4

         Consolidated Statements of Operations of Brookdale Living
         Communities, Inc. for the period from April 1, 1998 through
         June 30, 1998 and for the period from May 7, 1997 through
         June 30, 1997 and Combined  Statement of  Operations of
         Predecessor Properties  (predecessor to Brookdale Living
         Communities,  Inc.) for the period from April 1, 1997
         through May 6, 1997...................................................5

         Consolidated Statements of Operations of Brookdale Living
         Communities, Inc. for the period from January 1, 1998 through
         June 30, 1998 and for the period from May 7, 1997 through
         June 30, 1997 and Combined  Statement of  Operations of
         Predecessor Properties  (predecessor to Brookdale Living
         Communities,  Inc.) for the period from January 1, 1997
         through May 6, 1997...................................................6

         Consolidated Statements of Operations of Brookdale Living
         Communities, Inc. for the period from January 1, 1998 through
         June 30, 1998 and for the period from May 7, 1997 through
         June 30, 1997 and Combined  Statement of  Operations of
         Predecessor Properties  (predecessor to Brookdale Living
         Communities,  Inc.) for the period from January 1, 1997
         through May 6, 1997...................................................7

         Notes to Consolidated and Combined Financial Statements of
         Brookdale Living Communities, Inc. and Predecessor Properties
         (predecessor to Brookdale Living Communities, Inc.)...................9


Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition
         and  Results  of Operations..........................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16

PART II: OTHER INFORMATION....................................................17

Item 1.  Legal Proceedings....................................................17
Item 2.  Changes in Securities................................................17
Item 3.  Defaults Upon Senior Securities......................................17
Item 4.  Submission of Matters to a Vote of Security Holders..................17
Item 5.  Other Information....................................................17
Item 6.  Exhibits and Reports on Form 8-K.....................................17

Signatures ...................................................................23

                                    PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).


        The information furnished in the accompanying consolidated and combined balance sheets, statements of operations, and statements of cash flows reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.

        Brookdale Living Communities, Inc. ("Brookdale") was incorporated on September 4, 1996 and commenced operations upon the completion of its initial public offering on May 7, 1997. The consolidated financial statements of Brookdale and Subsidiaries (the "Company") represent the results of operations of 15 facilities the Company operated during the period presented. The combined financial statements of Predecessor Properties (the "Predecessor" to the Company) are presented for comparative purposes due to common ownership and management and represent the results of operations of the entities (five facilities) which comprised the Predecessor Properties for the period from January 1, 1997 to May 6, 1997.

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

       BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")

                   CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                 (In Thousands)
                                   (Unaudited)



ASSETS                                                               June 30, 1998    December 31, 1997
                                                                     -------------    -----------------
Cash and cash equivalents........................................   $        1,437      $        13,292
Accounts receivable..............................................              613                  214
Note receivable..................................................            1,903                    -
Prepaid expenses and other.......................................            6,430                3,077
                                                                     -------------      ---------------
     Total current assets........................................           10,383               16,583
                                                                     -------------      ---------------

Property, plant and equipment....................................          115,068              113,294
Accumulated depreciation.........................................           (3,946)              (2,164)
                                                                     -------------      ---------------
Property, plant and equipment, net...............................          111,122              111,130
                                                                     -------------      ---------------

Property under development.......................................            8,693               11,427
Cash and investments - restricted................................           19,701                5,920
Letter of credit deposits........................................           13,014               12,138
Lease security deposits..........................................           32,054               18,542
Other............................................................            8,824                7,429
                                                                     -------------      ---------------
     Total assets................................................   $      203,791      $       183,169
                                                                    ==============      ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt................................   $          298      $           286
Unsecured line of credit.........................................            8,250                    -
Current portion of deferred gain on sale of property.............              806                  806
Accrued interest payable.........................................              494                  566
Accounts payable and accrued expenses............................            7,110                4,256
Other............................................................              993                  344
                                                                     -------------      ---------------
     Total current liabilities...................................           17,951                6,258
                                                                     -------------      ---------------

Long-term debt, less current portion.............................           95,729               95,881
Tenant entrance and security deposits............................            4,752                4,377
Deferred lease liability.........................................            2,425                1,811
Deferred gain on sale of property, less current portion..........           16,520               16,922
                                                                     -------------      ---------------
     Total liabilities...........................................          137,377              125,249
                                                                     -------------      ---------------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000 shares authorized, 9,560 and 9,175 shares issued and outstanding at June 30, 1998 and
   December 31, 1997, respectively..............................                96                   92
Additional paid-in-capital.......................................           63,241               57,383
Retained earnings................................................            3,077                  445
                                                                     -------------      ---------------
     Total stockholders' equity..................................           66,414               57,920
                                                                     -------------      ---------------
     Total liabilities and stockholders' equity..................   $      203,791      $       183,169
                                                                    ==============      ===============





See accompanying notes to consolidated and combined financial statements.

       BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
          AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

            CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
               COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSOR
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                          Brookdale Living   Brookdale Living    Predecessor
                                                          Communities, Inc.  Communities, Inc.    Properties
                                                             period from       period from       period from
                                                            April 1, 1998      May 7, 1997      April 1, 1997
                                                               through           through           through
                                                            June 30, 1998     June 30, 1997      May 6, 1997
                                                          ----------------   ----------------   --------------

Revenue
Resident fees.........................................    $         17,198   $          6,539   $        3,008
Development fees......................................               1,390                  -                -
Management fees.......................................                  63                 32                -
                                                          ----------------   ----------------   --------------
    Total revenue.....................................              18,651              6,571            3,008
                                                          ----------------   ----------------   --------------

Expenses
Facility operating....................................               9,691              3,483            1,677
General and administrative............................               1,204                478                -
Lease expense.........................................               4,141              1,544              866
Depreciation and amortization.........................               1,205                691              206
Property management fees..............................                   -                  -               59
                                                          ----------------   ----------------   --------------
    Total operating expenses..........................              16,241              6,196            2,808
                                                          ----------------   ----------------   --------------
    Income from operations............................               2,410                375              200
Interest income.......................................                 936                126               19
Interest expense......................................                (936)              (715)            (294)
                                                          ----------------   ----------------   --------------
    Income (loss) before minority interest expense and
      income tax (expense) benefit....................               2,410               (214)             (75)
Minority interest expense.............................                   -                  -              (56)
Income tax (expense) benefit..........................                (889)               133              (67)
                                                          ----------------   ----------------   --------------

    Net income (loss).................................    $          1,521   $            (81)  $         (198)
                                                          ================    ================   ===============

Basic earnings (loss) per common share................    $           0.16   $          (0.01)
                                                          ================    ================

Weighted average shares used for computing basic
   earnings (loss) per common share ..................               9,487              6,844
                                                          ================    ================


Diluted earnings (loss) per common share..............    $           0.16   $          (0.01)
                                                          ================    ================
Weighted average shares used for computing diluted
   earnings (loss) per common share                                  9,793              6,851
                                                          ================    ================




See accompanying notes to consolidated and combined financial statements.

       BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
          AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

            CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
               COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSOR
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                          Brookdale Living      Brookdale Living        Predecessor
                                                          Communities, Inc.     Communities, Inc.        Properties
                                                             period from          period from           period from
                                                           January 1, 1998        May 7, 1997          January 1, 1997
                                                               through             through                 through
                                                            June 30, 1998       June 30, 1997            May 6, 1997
                                                          ----------------      ----------------       ---------------

Revenue
Resident fees.........................................    $         32,855      $          6,539       $        10,473
Development fees......................................               2,578                     -                     -
Management fees.......................................                 116                    32                     -
                                                          ----------------      ----------------       ---------------
    Total revenue.....................................              35,549                 6,571                10,473
                                                          ----------------      ----------------       ---------------

Expenses
Facility operating....................................              18,278                 3,483                 5,872
General and administrative............................               2,496                   478                     -
Lease expense.........................................               7,992                 1,544                 3,042
Depreciation and amortization.........................               2,431                   691                   857
Property management fees..............................                   -                     -                   230
                                                          ----------------      ----------------       ---------------
    Total operating expenses..........................              31,197                 6,196                10,001
                                                          ----------------      ----------------       ---------------
    Income from operations............................               4,352                   375                   472
Interest income.......................................               1,641                   126                    68
Interest expense......................................              (1,858)                 (715)                 (830)
                                                          ----------------      ----------------       ---------------
    Income (loss) before minority interest expense and
      income tax (expense) benefit....................               4,135                  (214)                 (290)
Minority interest expense.............................                   -                     -                  (138)
Income tax (expense) benefit..........................              (1,503)                  133                  (236)
                                                          ----------------      ----------------       ---------------

    Net income (loss).................................    $          2,632      $            (81)      $          (664)
                                                          ================      ================       ===============

Basic earnings (loss) per common share................    $           0.28      $          (0.01)
                                                          ================      ================

Weighted average shares used for computing basic
   earnings (loss) per common share..................                9,448                 6,844
                                                          ================      ================

Diluted earnings (loss) per common share..............    $           0.27      $          (0.01)
                                                          ================      ================

Weighted average shares used for computing diluted
   earnings (loss) per common share                                  9,721                 6,851
                                                          ================      ================





See accompanying notes to consolidated and combined financial statements.

       BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
          AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

            CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
               COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                          Brookdale Living      Brookdale Living        Predecessor
                                                          Communities, Inc.     Communities, Inc.        Properties
                                                             period from          period from           period from
                                                           January 1, 1998        May 7, 1997          January 1, 1997
                                                               through             through                 through
                                                            June 30, 1998       June 30, 1997            May 6, 1997
                                                          ----------------      ----------------       ---------------
Cash Flows from Operating Activities
Net income (loss)....................................     $          2,632      $            (81)      $          (664)
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization...................                2,431                   691                   857
     Deferred income taxes...........................                1,536                  (133)                    -
     Minority interest expense.......................                    -                     -                   138
     Change in deferred lease liability..............                  614                   210                   419
     Deferred gain on sale of property...............                 (402)                 (122)                 (281)
     Changes in:
       Accounts receivable...........................                 (399)                  (85)                  (61)
       Prepaid expenses and other....................               (4,767)                 (740)                 (110)
       Accrued interest payable......................                  (72)                   98                   111
       Accounts payable and accrued expenses.........                2,854                 3,526                   431
       Tenant entrance and security deposits.........                 (108)                   38                    35
       Other current liabilities.....................                 (851)               (1,368)                1,022
                                                          ----------------      ----------------       ---------------
         Net cash provided by operating activities...                3,468                 2,034                 1,897
                                                          ----------------      ----------------       ---------------
Cash Flows from Investing Activities
   Lease security deposits and acquisitions..........              (12,638)              (30,266)                    -
   Proceeds from sale of property under development..                3,300                     -                     -
   Changes in cash and investments - restricted......              (12,758)                 (712)               (1,180)
   Property under development........................               (9,915)                 (427)                   (2)
   Payments received on notes receivable.............                7,446                     -                     -
   Reimbursable leasehold improvements...............                 (919)                    -                     -
   Additions to property, plant and equipment........               (1,961)                 (644)                 (149)
                                                          ----------------      ----------------       ---------------
         Net cash used in investing activities.......              (27,445)              (32,049)               (1,331)
                                                          ----------------      ----------------       ---------------
Cash Flows from Financing Activities
   Repayment of long-term debt.......................                 (140)                  (44)                    -
   Proceeds from unsecured line of credit............               10,750                     -                     -
   Repayment of unsecured line of credit.............               (2,500)                    -                     -
   Increase in letter of credit deposit..............                 (876)              (11,177)                    -
   Payment of deferred financing costs...............                 (504)                  (42)                 (287)
   Net distributions to partners.....................                    -                     -                (2,594)
   Proceeds from issuance of common stock, net.......                5,392                50,742                     -
                                                          ----------------      ----------------       ---------------
         Net  cash   provided  by  (used  in)
         financing activities........................               12,122                39,479                (2,881)
                                                          ----------------      ----------------       ---------------
         Net  (decrease)   increase  in  cash  and
         cash equivalents............................              (11,855)                9,464                (2,315)
         Cash  and  cash  equivalents  at  beginning
         of period...................................               13,292                 1,915                 4,230
                                                          ----------------      ----------------       ---------------
         Cash and cash equivalents at end of period..     $          1,437      $         11,379       $         1,915
                                                          ================      ================       ===============

See accompanying notes to consolidated and combined financial statements.

       BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
          AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

            CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
               COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                          Brookdale Living      Brookdale Living        Predecessor
                                                          Communities, Inc.     Communities, Inc.        Properties
                                                             period from          period from           period from
                                                           January 1, 1998        May 7, 1997          January 1, 1997
                                                               through             through                 through
                                                            June 30, 1998       June 30, 1997            May 6, 1997
                                                          ----------------      ----------------       ---------------

Supplemental Disclosure of Cash Flow Information:

Interest paid, net of amounts capitalized............     $          1,930      $            636       $           723
                                                          ================      ================       ===============

Income taxes paid....................................     $            657      $              -       $             -
                                                          ================      ================       ===============

Supplemental Schedule of Noncash Investing and
Financing Activities:

In connection  with property  acquisitions
and net lease  transactions,  assets acquired
and liabilities assumed were as follows:
    Fair value of assets acquired ...................     $         13,860      $         68,545       $             -
    Less: Consideration given
          Cash paid .................................               11,875                30,266                     -
                                                          ----------------      ----------------       ---------------

    Liabilities assumed .............................     $          1,985      $         38,279       $             -
                                                          ================      ================       ===============



See accompanying notes to consolidated and combined financial statements.

       BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
          AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

1.  Organization

     Brookdale Living Communities, Inc. ("Brookdale") was incorporated in Delaware on September 4, 1996 and commenced operations in connection with its initial public offering (the "IPO"), which closed on May 7, 1997. On December 24, 1997, Brookdale completed a follow-on offering of 2,000 shares of its common stock at $16.6875 per share (the "Follow-on Offering").


    The consolidated financial statements of the Company include the properties owned or leased by the Company. The combined financial statements of the Predecessor Properties (defined below) include the facilities owned or leased by the senior independent and assisted living division of The Prime Group, Inc. and its affiliates ("PGI"), which consisted of the five facilities as indicated in the table below (PGI owned or leased The Heritage, The Devonshire and The Hallmark facilities during the period from January 1, 1995 through May 6, 1997 and leased The Springs of East Mesa and The Gables at Brighton facilities for the period from December 27, 1996 through May 6, 1997). The following table sets forth the properties owned, leased, managed or under development by the Company as of June 30, 1998 (collectively, the "Properties").

Property Name                           Date Owned or Leased
-------------                           ---------------------

Owned Facilities:
-----------------
The Heritage (1)                        May 7, 1997
The Devonshire (1)                      May 7, 1997
Hawthorn Lakes (2)                      May 7, 1997
Edina Park Plaza (2)                    May 7, 1997

Leased Facilities:
------------------
The Hallmark (1)                        May 7, 1997
The Springs of East Mesa (1)            May 7, 1997
The Gables at Brighton (1)              May 7, 1997
The Park Place (2)                      May 7, 1997
The Gables at Farmington                November 24, 1997
The Classic at West Palm Beach          December 18, 1997
The Brendenwood Retirement Community    December 22, 1997
Harbor Village                          March 6, 1998
The Atrium of San  Jose                 May 12, 1998

Managed Facilities:
-------------------
The Island on Lake Travis (3)
The Kenwood (4)

Development Projects Under Construction:
----------------------------------------
Austin, Texas (5)
Southfield, Michigan (5)
Raleigh, North Carolina (5)

Projects In Development:
------------------------
Glen Ellyn, Illinois (5) (6)
New York (Battery Park City), New York

(1) Collectively  referred to as the  "Predecessor  Properties"
(2) Collectively referred to as the "IPO  Properties"
(3) Management  services  commenced May 7, 1997
(4) Management services commenced July 1, 1997
(5) The Company is developing these projects for third party owners and has the option to purchase these facilities
(6) Construction commenced August 5, 1998

2.   Summary of Significant Accounting Policies

Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. For further information regarding significant accounting policies please refer to the financial statements and footnotes thereto for the period ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998. Significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

  The preparation of the consolidated and combined financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from these estimates.

  Development Fees

  Development fees are recognized in the period earned.

  Reclassifications

  Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

3. Recent Developments

  On April 15, 1998, the Company purchased land in Raleigh, North Carolina (the "Raleigh Project") for the purpose of developing a Brookdale prototype senior independent and assisted living facility. The Company acquired the land for a total consideration of approximately $2,100 in cash. On June 30, 1998, the Company sold the Raleigh Project to an unaffiliated third party. The sales price for the Raleigh Project was $2,903, of which $1,000 was received in cash and $1,903 was received by the delivery of a promissory note. The note accrues interest at 9.0% per annum and is payable on September 30, 1998. The Company continues to develop the Raleigh Project pursuant to a development agreement and has an option to purchase the Raleigh Project.

  On April 27, 1998, the Company obtained a $15,000 unsecured revolving line of credit from LaSalle National Bank to be used for working capital or in connection with the acquisition, leasing or development of real property. Interest accrues on the outstanding principal amount of the loan at a rate equal to the prime rate plus 1/2% per annum with interest payable monthly. The outstanding principal amount of the loan and accrued but unpaid interest are payable in full on April 26, 1999. The Company must pay an unused commitment fee in an amount equal to 1/4% per annum of the amount of the line of credit which is not outstanding, which fee is payable quarterly (see Note 7 related to the increase in the line of credit).

  On May 12, 1998, the Company entered into an agreement to lease The Atrium of San Jose facility, a 292-unit facility located in San Jose, California. The lease is an operating lease with an initial 10-year term and five one-year renewal terms, and annual lease payments ranging from $2,331 to $2,405 through the initial lease term. The Company has an option to acquire this facility. In connection with the lease, the Company funded a security deposit of approximately $6,965.

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

  On May 29, 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for $200,000 in securities that may include common stock, preferred stock, and debt securities (the "Registration Statement"). Debt securities covered by the Registration Statement may include debt which is convertible to common stock. This registration is intended to facilitate future public offerings of securities. The Registration Statement was declared effective by the Securities and Exchange Commission on July 8, 1998.

     On June 25, 1998, the Company and Nomura Asset Management Corporation ("NACC") entered into a master financing facility in which NACC will provide financing, in the aggregate principal amount of up to $100,000, for the development and construction of senior independent living facilities. The owners of the Austin, Texas and Southfield, Michigan development projects have secured loan commitments of $24,250 and $26,625, respectively under the master financing facility.

4. Income Taxes

  Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income tax expense principally as a result of non-taxable amortization of the deferred gain on sale of the property and state income taxes.

5. Earnings (Loss) Per Share

  The following table sets forth the  computation of basic and diluted  earnings
(loss) per share for the three months ended June 30, 1998, the six months ended June 30, 1998 and the period from May 7, 1997 through June 30, 1997.


                                                                                           Period from
                                                         Three months     Six months       May 7, 1997
                                                            Ended           Ended            Through
                                                         June 30, 1998   June 30, 1998    June 30, 1997
                                                         -------------   -------------    -------------


      Numerator for basic and diluted earnings (loss)
      per common share................................   $    1,521       $     2,632      $      (81)


      Denominator:
        Denominator for basic earnings (loss) per share
         -  weighted-average shares....................       9,487             9,448           6,844
         Effect of dilutive securities -
         Employee stock options........................         306               273               7
                                                         -------------   -------------    -------------
           Denominator for diluted earnings (loss) per
             share-adjusted weighted-average
             shares and assumed conversions............       9,793             9,721           6,851
                                                         =============   =============    =============

      Basic earnings (loss) per share..................  $     0.16       $      0.28      $    (0.01)
                                                         =============   =============    =============

      Diluted  earnings (loss) per share...............  $     0.16       $      0.27      $    (0.01)
                                                         =============   =============    =============

     During the second quarter of 1998, certain employees exercised stock options. The Company received a tax benefit with respect to the exercise of non-qualified stock options and the disqualifying disposition of incentive stock options of $470 which was credited to additional paid-in capital.

6. Pro Forma Information

  On July 2, 1998, the Company entered into an agreement to lease The Chatfield, a 125-unit senior independent and assisted living facility located in West Hartford, Connecticut. The lease is an operating lease with an initial five year term and five one-year renewal terms, and annual lease payment amounts ranging from $1,013 to $1,034 through the initial lease term. The Company has an option to acquire this facility. In connection with the lease, the Company funded a security deposit of approximately $5,300.

  The following unaudited pro forma condensed, consolidated and combined statements of operations of the Company for the three months ended June 30, 1998 and June 30, 1997 and the six months ended June 30, 1998 and June 30, 1997 are presented as if, at January 1, 1998 and January 1, 1997, the Company had completed the IPO and Follow-on Offering and purchased the Owned Facilities and leased the Leased Facilities and The Chatfield facility which was leased beginning July 2, 1998. If The Chatfield facility was not included in the pro forma operations, revenue, net income, basic earnings per share and diluted earnings per share would be $19,408, $1,602, $0.17 and $0.16, respectively, for the three months ended June 30, 1998 and $15,857, $488, $0.07 and $0.07, respectively, for the three months ended June 30, 1997 and $38,481, $2,934, $0.31 and $0.30, respectively, for the six months ended June 30, 1998 and $34,125, $249, $0.04 and $0.04, respectively, for the six months ended June 30, 1997.

  These unaudited pro forma condensed, consolidated and combined statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the Company had completed the transactions described in the preceding paragraph at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

                                  Three months                    Six months
                                 ended June 30,                 ended June 30,
                                 --------------                 ---------------
                                 1998     1997                  1998      1997
                                 --------------                 ---------------
  Revenue                       $20,256  $16,706              $40,178   $35,822
  Net income                      1,630      515                2,994       303
  Basic earnings per share         0.17     0.08                 0.32      0.04
  Diluted earnings per share       0.17     0.08                 0.31      0.04

7. Subsequent Events

  On July 16, 1998, the Company increased its unsecured revolving line of credit with LaSalle National Bank from $15,000 to $25,000. The maturity date for the amended line of credit was revised so that the loan must be paid down to $10,000 upon the completion of an offering of securities; provided that, if an offering has not occurred on or before October 15, 1998, the loan must be paid down to $15,000 (see Note 3). The line of credit will continue to bear interest according to the original terms of the loan agreement at prime plus 1/2% per annum. As of August 13, 1998, the outstanding balance under the line of credit was $15,750.

     On July 23, 1998, the Company sold a development site located in Glen Ellyn, Illinois (the "Glen Ellyn Project") to an unaffiliated third party. The sales price for the Glen Ellyn Project was $4,125 of which $1,400 was received in cash and $2,725 was received by the delivery of a promissory note. The note accrues interest at 9.0% per annum and is payable on September 30, 1998. The Company will develop the Glen Ellyn Project pursuant to a development agreement and has an option to purchase the Glen Ellyn Project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion is based on the Consolidated Financial Statements of the Company as of June 30, 1998 and December 31, 1997, and for the periods from January 1, 1998 through June 30, 1998 and from May 7, 1997 through June 30, 1997 and the Combined Statement of Operations of Predecessor Properties for the periods from January 1, 1997 to May 6, 1997. The financial statements of the Predecessor Properties combine the results of operations of five properties which were contributed by PGI to the Company simultaneously with the consummation of its IPO and are now consolidated in the Company's consolidated financial statements. Historical results and any apparent percentage relationships with respect thereto are not necessarily indicative of future operations.

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

Overview

  As of June 30, 1998, the Company operated 15 senior independent and assisted living facilities containing a total of 3,372 units. Four of such facilities are owned by the Company, nine facilities are leased by the Company and two facilities (one of which is owned by PGI) are managed by Brookdale pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with certain activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior residents to "age-in-place" and thereby maintain their stay for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

  The Company derives its revenues from resident fees, development fees and management fees. Resident fees consist of charges for leasing units, providing basic care services, and, in certain instances, providing supplemental care services to residents. Basic care services include meal service, housekeeping services within the resident units, social and recreational activities, scheduled transportation, security, emergency call response, access to on-site medical services and medical education and wellness programs. In addition to basic care services, the Company offers custom tailored supplemental care services for residents who desire or need such services. Optional supplemental care services include check-in services and escort and companion services.
Depending on the particular facility and as dictated by state licensing requirements, the Company also provides assistance with activities of daily living, such as dressing, bathing, eating and medication administration or reminders. The Company plans to expand its supplemental service offerings, as permitted by licensing, in order to capture incremental revenue and enable its residents to remain in its facilities longer. In addition, where practicable, the Company may obtain licensing to provide home health services to residents. Resident fees typically are paid monthly by residents, their families or other responsible parties. As of June 30, 1998, 99.6% of the Company's revenue was derived from private pay sources.

  The Company derives additional revenue from development fees associated with developing senior independent and assisted living facilities for unaffiliated third parties and management fees from managing senior independent and assisted living facilities for unaffiliated third parties pursuant to management contracts. Management services income consists of management fees, which typically range from 3.0% to 5.0% of a managed facility's total gross revenues. All such fees are recognized as revenues when management services are rendered.

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


Comparison of six months ended June 30, 1998 to six months ended June 30, 1997

  For the six months ended June 30, 1998, results reflect the operations of the Company's 15 facilities. For the six months ended June 30, 1997, results reflect the operations of the Predecessor's five facilities, the operations of the Company's three IPO Properties and the management by the Company of one facility after the IPO.

  Revenue. Total revenue increased by $18.5 million, or 108.6%, to $35.5 million for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. Resident fees increased by $15.8 million, or 93.1%, to $32.9 million. Of this increase, approximately $783,000 (or a "same store" increase of 5.2%) reflects an increase in resident fees at the properties that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. Approximately $15.0 million of such increase reflects revenue from facilities acquired, leased or managed subsequent the IPO. The remaining $2.7 million of the total revenue increase reflects revenue from development and management fees associated with projects being developed and managed by the Company for unaffiliated third parties. The Company has the option to purchase such development properties.

  Operating Expenses. Total operating expenses increased by $15.0 million, or 92.6%, to $31.2 million for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. Facility operating expenses increased by $8.9 million, or 95.4%, to $18.3 million primarily due to the addition of the expenses of the facilities acquired or leased subsequent to the IPO. From the commencement of its operations on May 7, 1997, the Company has managed all of its facilities and, accordingly, incurred general and administrative expenses of approximately $2.5 million for the six months ended June 30, 1998 compared to $478,000 for the period from May 7, 1997 through June 30, 1997. Prior to May 7, 1997, two of the Predecessor Properties incurred property management fees of approximately $230,000.

  Lease expense increased by approximately $3.4 million, or 74.3%, to $8.0 million for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 due primarily to the addition of lease expense for the facilities leased subsequent to the IPO.

Depreciation and amortization increased by approximately $883,000, or 57.0%, to $2.4 million for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. This increase primarily reflects the depreciation of the step-up in basis of two of the Predecessor Properties that resulted in connection with the IPO and the depreciation of two of the IPO Properties acquired on May 7, 1997.

  Interest expense increased by approximately $313,000, or 20.3%, to $1.9 million for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 primarily due to the assumption of debt on the Hawthorn Lakes and Edina Park Plaza facilities in connection with the purchase of these properties on May 7, 1997. Interest income increased by approximately $1.4 million to $1.6 million for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 due to an increase in average cash balances and various deposits and restricted investments.

  Net Income. For the six months ended June 30, 1998, the Company generated net income of approximately $2.6 million, as compared to a net loss of $745,000 for the six months ended June 30, 1997 primarily due to the changes in revenue and expenses described above. Net income for the six months ended June 30, 1998 versus the net loss for the six months ended June 30, 1997, which included the Predecessor Properties only, is not necessarily comparable, in the opinion of management, due to the different ownership and capital structures for the respective periods.

Comparison  of three  months  ended June 30, 1998 to three months ended June 30,
1997

  For the three months ended June 30, 1998, results reflect the operations of the Company's 15 facilities. For the three months ended June 30, 1997, results reflect the operations of the Predecessor's five facilities, the operations of the Company's three IPO Properties and the management by the Company of one facility after the IPO.

  Revenue. Total revenue increased by $9.1 million, or 94.7%, to $18.7 million for the three months ended June 30, 1998 when compared to the three months ended June 30, 1997. Resident fees increased by $7.7 million, or 80.1%, to $17.2 million. Of this increase, approximately $341,000 (or a "same store" increase of 4.5%) reflects an increase in resident fees at the properties that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. Approximately $7.4 million of such increase reflects revenue from facilities acquired, leased or managed subsequent to the IPO. The remaining $1.4 million of the total revenue increase reflects revenue from development and management fees associated with projects being developed and managed by the Company for unaffiliated third parties. The Company has the option to purchase such development properties.

  Operating Expenses. Total operating expenses increased by $7.2 million, or 80.4%, to $16.2 million for the three months ended June 30, 1998 when compared to the three months ended June 30, 1997. Facility operating expenses increased by $4.5 million, or 87.8%, to $9.7 million primarily due to the addition of the expenses of the facilities acquired or leased subsequent to the IPO. From the commencement of operations on May 7, 1997, the Company has managed all of its facilities and, accordingly, incurred general and administrative expenses of approximately $1.2 million for the three months ended June 30, 1998 compared to $478,000 for the period from May 7, 1997 through June 30, 1997. For the period from April 1, 1997 through May 6, 1997, two of the Predecessor Properties incurred property management fees of approximately $59,000.

  Lease expense increased by approximately $1.7 million, or 71.8%, to $4.1 million for the three months ended June 30, 1998 when compared to the three months ended June 30, 1997 due to the addition of lease expense for the facilities leased subsequent to the IPO. Depreciation and amortization increased by approximately $308,000, or 34.3%, to $1.2 million for the three months ended June 30, 1998 when compared to the three months ended June 30, 1997. This increase primarily reflects the depreciation of the step-up in basis of two of the Predecessor Properties that resulted in connection with the IPO and the depreciation of two of the IPO Properties acquired on May 7, 1997.

  Interest expense decreased by approximately $73,000, or 7.2%, to $936,000 for the three months ended June 30, 1998 when compared to the three months ended June 30, 1997 primarily due to lower floating interest rates on the tax-exempt bonds relating to The Heritage and The Devonshire facilities partially offset by the debt on the Hawthorn Lakes and Edina Park Plaza facilities purchased on May 7, 1997. Interest income increased by approximately $791,000 to $936,000 for the three months ended June 30, 1998 when compared to the three months ended June 30, 1997 due to an increase in average cash balances and various deposits and restricted investments.

  Net Income. For the three months ended June 30, 1998, the Company generated net income of approximately $1.5 million, as compared to a net loss of $279,000 for the three months ended June 30, 1997 primarily due to the changes in revenue and expenses described above. Net income for the three months ended June 30, 1998 versus the net loss for the three months ended June 30, 1997, which included the Predecessor Properties only, is not necessarily comparable, in the opinion of management, due to the different ownership and capital structures for the respective periods.

Liquidity and Capital Resources

  On December 24, 1997, the Company completed a follow-on public offering of 2,000,000 shares of common stock, $.01 par value per share, at $16.6875 per share. The underwriters of the offering exercised their over-allotment option, and, on January 21, 1998, the Company sold an additional 300,000 shares of the Company's common stock at $16.6875 per share. The proceeds from such offering (including the exercise of the underwriters' over-allotment option), net of related underwriting discounts and commissions and offering costs, totaled approximately $35.5 million ($4.6 million from the exercise of the underwriters' over-allotment option). The Company used approximately $25.8 million of such net proceeds to repay outstanding indebtedness and fund lease security deposits paid subsequent to such offering. The remaining net proceeds were used to finance a portion of subsequent acquisitions, leasing and developments of senior independent and assisted living facilities and working capital and for general corporate purposes.

  Cash and cash equivalents (which does not include cash and investments-restricted of $19.7 million, the letter of credit deposit of $13.0 million and lease security deposits of $32.1 million) decreased by $11.9 million to $1.4 million at June 30, 1998 primarily due to cash utilized for the acquisition, leasing and development of facilities offset in part by the proceeds from the exercise of the underwriters' over-allotment option related to the Follow-on Offering.

  Net cash provided by operating activities for the six months ended June 30, 1998 totaled approximately $3.5 million as a result of increased property operations before depreciation and amortization and properties acquired and leased subsequent to the IPO.

  Net cash used in investing activities totaled approximately $27.4 million for the six months ended June 30, 1998. Investing activities included net cash used for lease security deposits in connection with the lease of Harbor Village and The Atrium of San Jose facilities in the amounts of $5.3 million and $7.0 million, respectively, cash paid for property under development of $9.9 million, proceeds from the sale of property under development of $3.3 million, payments received on notes receivable of $7.4 million, an increase in cash and investments-restricted of $12.8 million and other uses of $3.1 million.

  Net cash provided by financing activities was approximately $12.1 million for the six months ended June 30, 1998. Financing activities included proceeds from the exercise of the underwriters' over-allotment option related to the follow-on offering of $4.4 million, $1.0 million from the exercise of employee stock options and net proceeds from an unsecured line of credit of $8.3 million offset by other net uses of approximately $1.6 million.

  The Company currently plans to acquire or lease four to six senior independent and assisted living facilities per year containing an aggregate of approximately 800 to 1,200 units and to commence development of at least three new facilities per year containing approximately 220 units. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $30.0 million, or approximately $135,000 per unit. At June 30, 1998, the Company had several sites under consideration for development for new senior independent and assisted living facilities, two of which were under construction. Subsequent to such date, the Company commenced construction on its Raleigh, North Carolina and Glen Ellyn, Illinois projects. Capital expenditures related to the Company's existing facilities are estimated to be approximately $3.0 million to $5.0 million in the aggregate in 1998. The Company anticipates that it will use a combination of cash on hand, additional equity financing and debt financing, lease transactions and cash generated from operations to fund its acquisition and development activities. The Company currently estimates that the cash generated from operations, together with cash on hand, existing debt facilities and commitments and anticipated future financing, will be sufficient to meet its liquidity needs for at least six months. Thereafter, in order to achieve its growth plans, the Company will be required to obtain a substantial amount of additional financing. The Company presently has no commitment, arrangement or understanding regarding financing to fund the debt portion of the Company's acquisition and development plans other than the $100.0 million commitment from Nomura Asset Capital Corporation for development projects. There can be no assurance that the Company will be able to obtain the financing necessary for its acquisition and development programs.

  As of June 30, 1998, the Company had $65.0 million of long-term indebtedness in tax-exempt bonds with floating rates. The interest rates (exclusive of credit enhancement and other fees) on such debt averaged 3.64% during the six months ended June 30, 1998. Such tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents. The Company may obtain similar bond financing for future facilities.

  As of June 30, 1998, the Company also had $8.3 million outstanding under its unsecured line of credit at a floating rate of prime plus 1/2%. The interest rate on the line remained at 9% during the three months ended June 30, 1998.

  The Company is dependent on third-party financing for its acquisition, leasing and development programs. Some financing obtained in the future is expected to contain terms and conditions and representations and warranties that are customary for such loans and may contain financing covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain amounts of funds in escrow, (ii) limit, among other things, the ability of the Company to borrow additional funds, dispose of assets and engage in mergers or other business combinations and (iii) restrict the ability of the Company to operate competing facilities within certain distances from mortgaged facilities. There can be no assurance that financing for the Company's acquisition and development program will be available to the Company on acceptable terms or at all. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition and leasing plans and could therefore have a material adverse effect on the Company's growth plans and on its future results of operations.

Impact of Recently Issued Accounting Standards

  In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" (SOP 98-5) which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on financial reporting of start-up costs and organization costs. Adoption of SOP 98-5 is not anticipated to affect the financial position or results of operations of the Company.

Impact of Inflation

  Resident fees from senior independent and assisted living facilities owned or leased by the Company, management fees from facilities managed by the Company for third parties and development fees from facilities developed by the Company for third parties are primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior independent and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's resident agreements allow for adjustments in the monthly fees payable thereunder upon each anniversary of the commencement of the residency agreement, thereby enabling the Company to seek increases in monthly fees due to inflation or other demand factors. Any such increase would be subject to market and competitive conditions. The Company believes, however, that the ability to adjust the monthly fees payable under the residency agreements on an annual basis serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, as of June 30, 1998, approximately $73.3 million in principal amount of the Company's indebtedness bore interest at floating rates and future indebtedness may bear floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

Readiness for Year 2000

  The Company is in the process of planning the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. Based on a recent assessment, the Company will have to modify or replace certain portions of its hardware and software so that its systems will function properly with respect to the Year 2000 and beyond. The Company believes that with modifications to existing software and conversions to new software applications, in addition to hardware upgrades on certain mechanical systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

  The Company continues to evaluate the Year 2000 issue and will utilize both internal and external resources in order to reprogram, or replace, systems that are not in compliance with the Year 2000. The Company anticipates completing the project no later than March 31, 1999. The cost to complete the project has not yet been determined.

  The project completion date is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the ability of third parties to modify the Company's systems on a timely basis. There can be no guarantee that the project will be completed in a timely manner. Specific factors that might delay completion of the project include, but are not limited to, the availability of qualified personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties. Although the Company intends to continue preparations for Year 2000, it is not possible to quantify potential indirect effects resulting from the lack of readiness of any third party with whom the Company conducts its business.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

PART II:  OTHER INFORMATION


        Item 1.   Legal Proceedings.

                  No material developments with respect to legal proceedings occurred during the period covered by this quarterly report.

        Item 2.   Changes in Securities and Use of Proceeds.

                  None

        Item 3.   Defaults Upon Senior Securities.

                  None

        Item 4.   Submission of Matters to a Vote of Security Holders.

                  The Company's Annual Meeting of Stockholders was held on May 21, 1998. At the meeting, stockholders voted on (i) the election of two directors; (ii) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 1998; and (iii) the approval of the Company's 1998 Stock Incentive Plan. Voting on each such matter was as follows:

                                   Votes        Votes     Withheld/     Broker
                                    For        Against   Abstentions   Non-Votes
                                 ----------  ---------   -----------   ---------
1. Election of Directors:
         Michael W. Reschke       8,985,257       -         47,000         -
         Dr. Bruce L. Gewertz     9,027,257       -          5,000         -

2. Ratification of Auditors       8,613,907    417,100       1,250         -

3. Approval of 1998 Stock
     Incentive Plan               7,483,447  1,540,820       6,725         -

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

  Exhibit
   Number                                     Description
  -------                                     -----------

    3.2 Amended and Restated By-laws of the Company, as filed with the Securities and Exchange Commission on June 16, 1997 as Exhibit 3.2 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference

    4.1 Form of certificate representing Common Stock of the Company, as filed with the Securities and Exchange Commission on March 17, 1997 as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

    10.1 Lease dated as of May 11, 1998 by and between Brookdale Living Communities of California, Inc., as lessee, and Atrium of San Jose LLC, as lessor-owner, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.1 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

    10.2 Note and Deed of Trust Modification and Assumption Agreement dated as of May 12, 1998 by and among LaSalle National Bank, as Trustee for the Registered Holders of DLJ Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1996-CF1
             ("Trustee"), Atrium Venture, The Atrium of San Jose LLC and Brookdale Living Communities of California, Inc., as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.2 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

    10.3 Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 12, 1998 by Brookdale Living Communities of California, Inc. in favor of The Atrium of San Jose LLC, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.3 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

    10.4 Pledge and Security Agreement dated as of May 12, 1998 by Brookdale Living Communities of California, Inc. and The Atrium of San Jose LLC in favor of Key Corporate Capital, Inc. and SELCO Service Corporation, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.4 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

    10.5 Indemnity and Guaranty Agreement dated as of May 12, 1998 from Brookdale Living Communities of California, Inc. and Brookdale Living Communities, Inc. in favor of Trustee, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.5 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

    10.6 Hazardous Substances Indemnity Agreement dated as of May 12, 1998 from The Atrium of San Jose LLC, Brookdale Living Communities of California, Inc. and Brookdale Living Communities, Inc. in favor of Trustee, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.6 to the Company's Form 8-K dated May 12, 1998 (File No. 0- 22253) and incorporated herein by reference

    10.7 Indemnity and Guaranty Agreement dated as of May 12, 1998 from Brookdale Living Communities, Inc. in favor of Healthcare Realty Trust Incorporated, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.7 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

    10.8 Indemnity Agreement dated as of May 12, 1998 by and among Brookdale Living Communities, Inc. in favor of The Atrium of San Jose LLC, Healthcare Realty Trust Incorporated, Key Corporate Capital, Inc., SELCO Service Corporation and Wilmington Trust Company, as filed with the Securities and Exchange Commission on May 26, 1998 as
             Exhibit 10.8 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

    10.9 Master Facility Agreement, dated as of June 17, 1998, by and between Brookdale Living Communities, Inc. and Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.1 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

  Exhibit
   Number                                     Description
  -------                                     -----------

   10.10 Loan Agreement, dated as of June 17, 1998, by and among Nomura Asset Capital Corporation, AH Texas Owner Limited Partnership and BLC of Texas-II, L.P. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.2 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.11 Building Loan Agreement, dated as of June 17, 1998, by and among Nomura Asset Capital Corporation, AH Texas Owner Limited Partnership and BLC of Texas-II, L.P. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.3 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.12 Guaranty of Payment of Note, Rate Lock Obligations, Carrying Costs and Recourse Obligations, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.4 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.13 Guaranty of Completion, dated as of June 17, 1998, by Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.5 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.14 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.6 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.15 Loan Agreement, dated as of June 17, 1998, by and between Banc One Capital Partners IV, Ltd. and AH Texas Subordinated, LLC. as filed with the Securities and Exchange Commission on July 16, 1998 as
             Exhibit 10.7 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.16 Guaranty Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.8 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.17 Guaranty of Completion, dated as of June 17, 1998, by Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.9 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.18 Non-recourse Guaranty Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.10 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.19 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.11 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

    10.20 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of the Indemnified Parties (as defined therein) and AH Texas Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.12 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.21 Conditional Investment Agreement, dated as of June 17, 1998, by and between Brookdale Living Communities, Inc. and Banc One Capital
             Funding Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.13 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

  Exhibit
   Number                                     Description
  -------                                     -----------

   10.22 Warrant Certificate, dated as of June 17, 1998, issued by Brookdale Living Communities, Inc. in favor of Banc One Capital Markets, Inc. for up to 5,000 shares of Common Stock of Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.14 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.23 Warrant Certificate, dated as of June 17, 1998, issued by Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. for up to 20,000 shares of Common Stock of Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.15 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.24 Amended and Restated Development Agreement, dated as of June 17, 1998, by and between BLC of Texas-II, L.P. and AH Texas Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.16 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.25 Management Agreement, dated as of June 17, 1998, by and between BLC of Texas-II, L.P. and AH Texas Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as
             Exhibit 10.17 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.26 Equity Option Agreement, dated as of June 17, 1998, by and among Brookdale Living Communities, Inc., AH Texas Owner Limited Partnership, AH Texas Subordinated, LLC, AH Texas CGP, Inc. and AH Texas Investor, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.18 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.27 Property Option Agreement, dated as of June 17, 1998, by and among Brookdale Living Communities, Inc., AH Texas Owner Limited Partnership and AH Texas Subordinated, LLC. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
             10.19 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.28 Loan Agreement, dated as of June 17, 1998, by and among Nomura Asset Capital Corporation, AH Michigan Owner Limited Partnership and Brookdale Living Communities of Michigan, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
             10.20 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.29 Building Loan Agreement, dated as of June 17, 1998, by and among Nomura Asset Capital Corporation, AH Michigan Owner Limited Partnership and Brookdale Living Communities of Michigan, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.21 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.30 Guaranty of Payment of Note, Rate Lock Obligations, Carrying Costs and Recourse Obligations, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.22 to the Company's Form 8-K dated June 25, 1998 (File No. 0- 22253) and incorporated herein by reference

   10.31 Guaranty of Completion, dated as of June 17, 1998, by Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.23 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.32 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.24 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

  Exhibit
   Number                                     Description
  -------                                     -----------

   10.33 Loan Agreement, dated as of June 17, 1998, by and between Banc One Capital Partners IV, Ltd. and AH Michigan Subordinated, LLC as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.25 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.34 Guaranty Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.26 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.35 Guaranty of Completion, dated as of June 17, 1998, by Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.27 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.36 Non-recourse Guaranty Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.28 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.37 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.29 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.38 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of the Indemnified Parties (as defined therein) and AH Michigan Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.30 to the Company's Form 8-K dated June 25, 1998 (File No. 0- 22253) and incorporated herein by reference

   10.39 Conditional Investment Agreement, dated as of June 17, 1998, by and between Brookdale Living Communities, Inc. and Banc One Capital
             Funding Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.31 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.40 Warrant Certificate, dated as of June 17, 1998, issued by Brookdale Living Communities, Inc. in favor of Banc One Capital Markets, Inc. for up to 5,000 shares of Common Stock of Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.32 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.41 Warrant Certificate, dated as of June 17, 1998, issued by Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. for up to 20,000 shares of Common Stock of Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.33 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.42 Amended and Restated Development Agreement, dated as of June 17, 1998, by and between Brookdale Living Communities of Michigan, Inc. and AH Michigan Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
             10.34 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.43 Management Agreement, dated as of June 17, 1998, by and between Brookdale Living Communities of Michigan, Inc. and AH Michigan Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.35 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.44 Equity Option Agreement, dated as of June 17, 1998, by and among Brookdale Living Communities, Inc., AH Michigan Owner Limited Partnership, AH Michigan Subordinated, LLC, AH Michigan CGP, Inc. and AH Michigan Investor, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.36 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.45 Property Option Agreement, dated as of June 17, 1998, by and among Brookdale Living Communities, Inc., AH Michigan Owner Limited Partnership and AH Michigan Subordinated, LLC. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
             10.37 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

   10.46 Purchase and Sale Agreement, dated as of June 30, 1998, by and between AH North Carolina Owner Limited Partnership and Brookdale Living Communities of North Carolina, Inc., and guaranteed by Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 17, 1998 as Exhibit 10.1 to the
             Company's Form 8-K dated June 30, 1998 (File No. 0-22253) and incorporated herein by reference

   10.47 Note, dated June 30, 1998, issued by AH North Carolina Owner Limited Partnership in favor of Brookdale Living Communities of North Carolina, Inc. in the principal amount of $1,902,776.97 as filed with the Securities and Exchange Commission on July 17, 1998 as Exhibit 10.2 to the Company's Form 8-K dated June 30, 1998 (File No. 0-22253) and incorporated herein by reference

   10.48 Development Agreement, dated as of June 30, 1998, by and between AH North Carolina Owner Limited Partnership and Brookdale Living Communities of North Carolina, Inc., and guaranteed by Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 17, 1998 as Exhibit 10.3 to the Company's Form 8-K dated June 30, 1998 (File No. 0-22253) and incorporated herein by reference

   10.49 Guaranty Agreement, dated as of June 30, 1998, issued by AH North Carolina CPG, Inc. and AH North Carolina Subordinated, LLC in favor of Brookdale Living Communities of North Carolina, Inc. as filed with the Securities and Exchange Commission on July 17, 1998 as
             Exhibit 10.4 to the Company's Form 8-K dated June 30, 1998 (File No. 0-22253) and incorporated herein by reference

   10.50 Collateral Assignment of Partnership Interests, dated as of June 30, 1998, issued by AH North Carolina CPG, Inc. and AH North Carolina Subordinated, LLC for the benefit of Brookdale Living Communities of North Carolina, Inc. as filed with the Securities and Exchange Commission on July 17, 1998 as Exhibit 10.5 to the Company's Form 8-K dated June 30, 1998 (File No. 0-22253) and incorporated herein by reference

   10.51 Loan Agreement dated as of April 27, 1998 by and between the Company and LaSalle National Bank

   10.52 Note dated April 27, 1998 issued by the Company payable to the order of LaSalle National Bank

   27        Financial Data Schedule



(b)     Reports on Form 8-K:

  On May 26, 1998, the Company filed a Current Report on Form 8-K dated May 12, 1998 with the Securities and Exchange Commission announcing pursuant to Item 5 of Form 8-K the lease of The Atrium of San Jose which commenced on May 12, 1998.

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BROOKDALE LIVING COMMUNITIES, INC.
                                          ----------------------------------
                                          Registrant


Date:  August 13, 1998                    /s/ Mark J. Schulte
       -----------------------------      -------------------
                                          Mark J. Schulte
                                          President and
                                          Chief Executive Officer


Date:  August 13, 1998                     /s/ Darryl W. Copeland, Jr.
       -----------------------------       ---------------------------
                                           Darryl W. Copeland, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer