Form 10-Q
period 1998-09-30
BROOKDALE LIVING COMMUNITIES INC
filed 1998-11-16
CIK 1023010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarterly Period ended September 30, 1998.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from ____ to _____.

Commission File Number     0-22253
                         -----------

                       BROOKDALE LIVING COMMUNITIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    36-4103821
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

77 W. Wacker Drive, Suite 4400                            60601
       Chicago, IL
--------------------------------             -----------------------------------
  (Address of principal                                 (Zip Code)
    executive offices)



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

Yes  X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 13, 1998, 9,572,082 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding.


                       BROOKDALE LIVING COMMUNITIES, INC.

                                    FORM 10-Q

                                      INDEX
                                      -----

PART I:  FINANCIAL INFORMATION                                                                                        Page
                                                                                                                      ----

Item 1.  Financial Statements (Unaudited).                                                                               3

         Consolidated  Balance Sheets of Brookdale  Living  Communities,  Inc. as of September 30, 1998 and
         as of December 31, 1997                                                                                         4

         Consolidated  Statements of Operations of Brookdale Living Communities,  Inc. for the three months
         ended September 30, 1998 and 1997                                                                               5

         Consolidated  Statements of Operations of Brookdale Living  Communities,  Inc. for the nine months ended  September  30,  1998 and for the period  from May 7, 1997  through  September  30, 1997 and
         Combined  Statement of Operations of Predecessor  Properties (the  predecessor to Brookdale Living
         Communities, Inc.) for the period from January 1, 1997 through May 6, 1997                                      6

         Consolidated  Statements of Cash Flows of Brookdale Living  Communities,  Inc. for the nine months ended  September  30,  1998 and for the period  from May 7, 1997  through  September  30, 1997 and
         Combined  Statement of Cash Flows of Predecessor  Properties (the  predecessor to Brookdale Living
         Communities, Inc.) for the period from January 1, 1997 through May 6, 1997                                      7

         Notes to Consolidated  and Combined  Financial  Statements of Brookdale Living  Communities,  Inc.
         and Predecessor Properties (the predecessor to Brookdale Living Communities, Inc.)                              9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.                         12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                                    16

PART II:  OTHER INFORMATION                                                                                             17

Item 1.  Legal Proceedings.                                                                                             17
Item 2.  Changes in Securities and Use of Proceeds.                                                                     17
Item 3.  Defaults Upon Senior Securities.                                                                               17
Item 4.  Submission of Matters to a Vote of Security Holders.                                                           17
Item 5.  Other Information.
Item 6.  Exhibits and Reports on Form 8-K.                                                                              17

Signatures                                                                                                              20



                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).


     The information furnished in the accompanying unaudited consolidated and combined balance sheets, statements of operations, and statements of cash flows reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.

     Brookdale Living Communities, Inc. ("Brookdale") was incorporated on September 4, 1996 and commenced operations upon the completion of its initial public offering on May 7, 1997. The consolidated financial statements of Brookdale and Subsidiaries (the "Company") represent the results of operations of 16 facilities the Company operated during the period presented. The combined financial statements of Predecessor Properties (the "Predecessor" to the Company) are presented for comparative purposes due to common ownership and management and represent the results of operations of the entities (five facilities) which comprised the Predecessor Properties for the period from January 1, 1997 to May 6, 1997.

     The aforementioned financial statements should be read in conjunction with the notes to the consolidated and combined financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements for the period ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998.


                        BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")

                                    CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                                  (In Thousands)
                                                    (Unaudited)


                                                                           September 30, 1998    December 31, 1997
                                                                           ------------------    -----------------

Assets
Cash and cash equivalents..............................................      $         410        $      13,292
Accounts receivable....................................................                601                  214
Notes receivable.......................................................              6,028                    -
Prepaid expenses and other.............................................              9,947                3,077
                                                                             --------------       --------------
      Total current assets.............................................             16,986               16,583
                                                                             --------------       --------------

Property, plant and equipment..........................................            115,727              113,294
Accumulated depreciation...............................................             (4,787)              (2,164)
                                                                             --------------       --------------
Property, plant and equipment, net.....................................            110,940              111,130
                                                                             --------------       --------------

Property under development.............................................              9,083               11,427
Cash and investments - restricted......................................              7,470                5,920
Investment certificates - restricted ..................................             13,132                    -
Letter of credit deposits..............................................             13,471               12,138
Lease security deposits................................................             37,919               18,542
Other..................................................................              9,411                7,429
                                                                             --------------       --------------
      Total assets.....................................................      $     218,412        $     183,169
                                                                             ==============       ==============


Liabilities and Stockholders' Equity
Current portion of long-term debt......................................      $       3,304        $         286
Unsecured line of credit...............................................             20,650                    -
Current portion of deferred gain on sale of property...................                806                  806
Accrued interest payable...............................................                878                  566
Accounts payable and accrued expenses..................................              6,971                4,256
Other..................................................................                509                  344
                                                                             --------------       --------------
      Total current liabilities........................................             33,118                6,258
                                                                             --------------       --------------

Long-term debt, less current portion...................................             92,650               95,881
Tenant refundable entrance fees and security deposits..................              5,007                4,377
Deferred lease liability...............................................              2,637                1,811
Deferred gain on sale of property, less current portion................             16,318               16,922
                                                                             --------------       --------------
      Total liabilities................................................            149,730              125,249
                                                                             --------------       --------------

Stockholders' Equity
Common stock, $.01 par value,  75,000 shares authorized,  9,572 and 9,175 shares issued and outstanding at September 30, 1998
    and December 31, 1997, respectively................................                 96                   92
Additional paid-in-capital.............................................             63,696               57,383
Retained earnings......................................................              4,890                  445
                                                                             --------------       --------------
      Total stockholders' equity.......................................             68,682               57,920
                                                                             --------------       --------------
      Total liabilities and stockholders' equity.......................      $     218,412        $     183,169
                                                                             ==============       ==============






See accompanying notes to consolidated and combined financial statements.


                        BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")

                               CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY
                                      (In Thousands, Except Per Share Amounts)
                                                    (Unaudited)


                                                                        Three months ended
                                                              September 30, 1998 September 30, 1997
                                                              ------------------ ------------------
Revenue
Resident fees...............................................    $       18,868      $      11,192
Development fees............................................             1,542                  -
Management fees.............................................                72                 50
                                                                ---------------     --------------
       Total revenue........................................            20,482             11,242
                                                                ---------------     --------------
Expenses
Facility operating..........................................            10,715              5,795
General and administrative..................................             1,280                659
Lease expense...............................................             4,790              2,566
Depreciation and amortization...............................             1,146              1,158
                                                                ---------------     --------------
       Total operating expenses.............................            17,931             10,178
                                                                ---------------     --------------
       Income from operations...............................             2,551              1,064
Interest income.............................................             1,277                274
Interest expense............................................            (1,033)            (1,158)
                                                                ---------------     --------------
       Income before income tax (expense) benefit...........             2,795                180
Income tax (expense) benefit................................              (982)                10
                                                                ---------------     --------------

       Net income...........................................    $        1,813      $         190
                                                                ===============     ==============

Basic earnings per common share.............................    $         0.19      $        0.03
                                                                ===============     ==============

Weighted average shares used for computing
    basic earnings per common share.........................             9,569              7,175
                                                                ===============     ==============

Diluted earnings per common share...........................    $         0.19      $        0.03
                                                                ===============     ==============

Weighted average shares used for computing
    diluted earnings per common share.......................             9,771              7,317
                                                                ===============     ==============


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


                                                                                  Brookdale Living     Predecessor
                                                               Brookdale Living   Communities, Inc.    Properties
                                                               Communities, Inc.     period from       period from
                                                                  nine months        May 7, 1997     January 1, 1997
                                                                     ended             through           through
                                                              September 30, 1998 September 30, 1997    May 6, 1997
                                                              ------------------ -------------------  ----------------

Revenue
Resident fees...............................................    $       51,723      $      17,731    $      10,473
Development fees............................................             4,120                  -                -
Management fees.............................................               188                 82                -
                                                                ---------------     -------------    --------------
       Total revenue........................................            56,031             17,813           10,473
                                                                ---------------     -------------    --------------

Expenses
Facility operating..........................................            28,993              9,278            5,872
General and administrative..................................             3,776              1,137                -
Lease expense...............................................            12,782              4,110            3,042
Depreciation and amortization...............................             3,577              1,849              857
Property management fees....................................                 -                  -              230
                                                                ---------------     -------------    --------------
       Total operating expenses.............................            49,128             16,374           10,001
                                                                ---------------     -------------    --------------
       Income from operations...............................             6,903              1,439              472
Interest income.............................................             2,918                400               68
Interest expense............................................            (2,891)            (1,873)            (830)
                                                                ---------------     -------------    --------------
       Income (loss) before minority interest and income
          tax (expense) benefit.............................             6,930                (34)            (290)
Minority interest...........................................                 -                  -             (138)
Income tax (expense) benefit................................            (2,485)               143             (236)
                                                                ---------------     -------------    --------------

       Net income (loss)....................................    $        4,445      $         109    $        (664)
                                                                ===============     ==============   ==============

Basic earnings per common share.............................    $         0.47      $        0.02
                                                                ===============     ==============

Weighted average shares used for computing
    basic earnings per common share.........................             9,489              7,051
                                                                ===============     ==============

Diluted earnings per common share...........................    $         0.46      $        0.02
                                                                ===============     ==============

Weighted average shares used for computing
    diluted earnings per common share.......................             9,738              7,144
                                                                ===============     ==============


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



                                                                                  Brookdale Living     Predecessor
                                                               Brookdale Living   Communities, Inc.    Properties
                                                               Communities, Inc.     period from       period from
                                                                  nine months        May 7, 1997     January 1, 1997
                                                                     ended             through           through
                                                              September 30, 1998 September 30, 1997    May 6, 1997
                                                              ------------------ ------------------  ---------------
Cash Flows from Operating Activities
Net income (loss)...........................................    $        4,445      $         109    $        (664)
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization........................             3,577              1,849              857
       Deferred income taxes................................             2,437               (143)               -
       Minority interest....................................                 -                  -              138
       Change in deferred lease liability...................               826                560              419
       Deferred gain on sale of property....................              (604)              (323)            (281)
       Changes in:
          Accounts receivable...............................              (387)              (253)             (61)
          Prepaid expenses and other........................            (6,034)            (2,587)            (110)
          Accrued interest payable..........................               312                170              111
          Accounts payable and accrued expenses.............             1,815                863              431
          Other current liabilities.........................            (1,333)            (1,275)           1,022
          Tenant refundable entrance fees
              and security deposits.........................               (67)                (9)              35
                                                                ----------------    --------------   --------------
              Net cash provided by (used in)
                  operating activities......................             4,987             (1,039)           1,897
                                                                ----------------    --------------   --------------
Cash Flows from Investing Activities
    Lease security deposits and acquisitions................           (18,647)           (30,266)               -
    Increase in cash - restricted...........................              (280)              (579)          (1,180)
    Increase in investments - restricted....................           (13,132)                 -                -
    Property under development, net of related payables.....           (15,680)            (4,546)              (2)
    Proceeds from sale of property under development, net...             3,370                  -                -
    Payments received on notes receivable...................             7,446                  -                -
    Additions to property, plant and equipment
     and reimbursable leasehold improvements................            (4,940)              (575)            (149)
                                                                ----------------    --------------   --------------
              Net cash used in investing activities.........           (41,863)           (35,966)          (1,331)
                                                                ----------------    --------------   --------------
Cash Flows from Financing Activities
    Repayment of long-term debt.............................              (213)              (110)               -
    Proceeds from unsecured line of credit..................            28,150                  -                -
    Repayment of unsecured line of credit...................            (7,500)                 -                -
    Increase in letter of credit deposit....................            (1,333)           (11,702)               -
    Payment of deferred financing costs.....................              (957)               (50)            (287)
    Net distributions to partners...........................                 -                  -           (2,594)
    Proceeds from issuance of common stock, net.............             5,847             51,354                -
                                                                ----------------    --------------   --------------
              Net cash provided by (used in) financing
                  activities................................            23,994             39,492           (2,881)
                                                                ----------------    --------------   --------------
              Net (decrease) increase in cash and cash
                  equivalents...............................           (12,882)             2,487           (2,315)
              Cash and cash equivalents at beginning
                  of period.................................            13,292              1,915            4,230
                                                                ----------------    --------------   --------------
              Cash and cash equivalents at end of period....    $          410      $       4,402    $       1,915
                                                                ================    ==============   ==============


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


                                                                                  Brookdale Living     Predecessor
                                                               Brookdale Living   Communities, Inc.    Properties
                                                               Communities, Inc.     period from       period from
                                                                  nine months        May 7, 1997     January 1, 1997
                                                                     ended             through           through
                                                              September 30, 1998 September 30, 1997    May 6, 1997
                                                              ------------------ ------------------  ---------------
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized...................    $        3,056      $       1,988    $         723
                                                              ================== ==================  ===============
Income taxes paid...........................................    $          651      $           -    $           -
                                                              ================== ==================  ===============
Supplemental  Schedule  of Noncash  Investing
and Financing Activities:

In connection  with property  acquisitions  and net lease
transactions,  assets acquired and liabilities
assumed were as follows:
     Fair value of assets acquired..........................    $       19,516      $      68,545    $           -
     Less: Cash consideration paid..........................            17,319             30,266                -
                                                              ------------------ ------------------  ---------------
     Liabilities assumed....................................    $        2,197      $      38,279    $           -
                                                              ================== ==================  ===============



See accompanying notes to consolidated and combined financial statements.

       BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
          AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

1.   Organization

     Brookdale Living Communities, Inc. ("Brookdale") was incorporated in Delaware on September 4, 1996 and commenced operations upon the completion of its initial public offering (the "IPO"), which closed on May 7, 1997.

     The consolidated financial statements of the Company include the properties owned or leased by the Company. The combined financial statements of the Predecessor Properties (defined below) include the facilities owned or leased by the senior independent and assisted living division of The Prime Group, Inc. and certain of its affiliates (collectively, "PGI"), which consisted of the five facilities as indicated in the table below (PGI owned or leased The Heritage, The Devonshire and The Hallmark facilities during the period from January 1, 1995 through May 6, 1997 and leased The Springs of East Mesa and The Gables at Brighton facilities for the period from December 27, 1996 through May 6, 1997). The following table sets forth the properties owned, leased, managed or under development by the Company as of September 30, 1998 (collectively, the "Properties").

Property Name                                    Date Owned or Leased
-------------                                    --------------------

Owned Facilities:
-----------------
The Heritage (1)                                 May 7, 1997
The Devonshire (1)                               May 7, 1997
Hawthorn Lakes                                   May 7, 1997
Edina Park Plaza                                 May 7, 1997

Leased Facilities:
------------------
The Hallmark (1)                                 May 7, 1997
The Springs of East Mesa (1)                     May 7, 1997
The Gables at Brighton (1)                       May 7, 1997
The Park Place                                   May 7, 1997
The Gables at Farmington                         November 24, 1997
The Classic at West Palm Beach                   December 18, 1997
The Brendenwood Retirement Community             December 22, 1997
Harbor Village                                   March 6, 1998
The Atrium of San Jose                           May 12, 1998
The Chatfield                                    July 2, 1998

Managed Facilities:
-------------------
The Island on Lake Travis (2)
The Kenwood (3)

Development Projects Under Construction(4):
-------------------------------------------
Austin, Texas
Southfield, Michigan
Raleigh, North Carolina
Glen Ellyn, Illinois
New York (Battery Park City), New York

(1)  Collectively  referred to as the  "Predecessor  Properties"
(2)  Management services  commenced May 7, 1997
(3)  Management  services  commenced July 1, 1997
(4)  The Company is developing these projects for third party owners.

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

3.  Recent Developments

     On April 15, 1998, the Company purchased land in Raleigh, North Carolina (the "Raleigh Project") for the purpose of developing a Brookdale prototype senior independent and assisted living facility. The Company acquired the land for a total consideration of approximately $2,100 in cash. On June 30, 1998, the Company sold the Raleigh Project to an unaffiliated third party, at cost including additional costs of development incurred prior to such sale. The sales price for the Raleigh Project was $2,903, of which $1,000 was received in cash and $1,903 was received by the delivery of a promissory note bearing interest at 9.0% per annum. The Company continues to develop the Raleigh Project pursuant to a development agreement with the owner.

     On July 2, 1998, the Company entered into an agreement to lease The Chatfield, a 125-unit senior independent living facility located in West Hartford, Connecticut. The lease is an operating lease with an initial five-year term and five one-year renewal terms, and annual lease payment amounts of approximately $1,025 through the initial lease term. In connection with the lease, the Company funded a security deposit of approximately $5,300.

     On July 16, 1998, the Company increased its unsecured revolving line of credit with LaSalle National Bank to $25,000. The maturity date for the amended line of credit was revised so that the loan must be paid down to $10,000 upon the earlier of the completion of an offering of securities or November 30, 1998 (see Note 7). The remaining $10,000 line of credit will continue to bear interest according to the original terms of the loan agreement at prime plus 1/2% per annum.

     On July 23, 1998, the Company sold a development site located in Glen Ellyn, Illinois (the "Glen Ellyn Project") to an unaffiliated third party, at cost including additional costs of development incurred prior to such sale. The sales price for the Glen Ellyn Project was $4,125, of which $1,400 was received in cash and $2,725 was received by the delivery of a promissory note bearing interest at 9.0% per annum. The Company will develop the Glen Ellyn Project pursuant to a development agreement with the owner. On October 26, 1998, construction financing of $31,125 was put into place for the Glen Ellyn Project.

     On September 28, 1998, the Company transferred to an unafilliated third party certain benefits associated with the Company's right to develop a site located in Battery Park City, New York, New York (the "Battery Park Project"). The price received by the Company was $2,150, of which $750 was received in cash and $1,400 was received by the delivery of a promissory note bearing interest at 9.0% per annum. The Company will develop the Battery Park Project pursuant to a development agreement with the transferee.

4.  Income Taxes

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income tax expense principally as a result of non-taxable amortization of the deferred gain on sale of a property and state income taxes.

5.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 1998 and September 30, 1997, the nine months ended September 30, 1998 and the period from May 7, 1997 through September 30, 1997.



                                                                                                                   Period from
                                                 Three Months          Three Months          Nine Months           May 7, 1997
                                                     Ended                 Ended                Ended                Through
                                              September 30, 1998    September 30, 1997    September 30, 1998    September 30, 1997
                                              ------------------    ------------------    ------------------    ------------------

Numerator for basic and diluted
earnings per common share                         $  1,813              $    190              $  4,445              $    109
                                                  --------              --------              --------              --------

Denominator:
   Denominator for basic earnings per
     share - weighted-average shares                 9,569                 7,175                 9,489                 7,051
   Effect of dilutive securities:
      Employee stock options                           202                   142                   249                    93
      Warrants                                           -                     -                     -                     -
                                                  --------              --------              --------              --------
   Denominator for diluted earnings per
     share-adjusted weighted-average shares
     and assumed conversions                         9,771                 7,317                 9,738                 7,144
                                                  ========              ========              ========              ========

Basic earnings per share                          $   0.19              $   0.03              $   0.47              $   0.02
                                                  ========              ========              ========              ========

Diluted earnings per share                        $   0.19              $   0.03              $   0.46              $   0.02
                                                  ========              ========              ========              ========

     During the nine months ended September 30, 1998, certain employees exercised stock options. The Company received a tax benefit with respect to the exercise of non-qualified stock options and the disqualifying disposition of incentive stock options of approximately $470 which was credited to additional paid-in capital.

6.  Pro Forma Information

     On October 21, 1998, the Company entered into an agreement to lease the Ponce de Leon facility, a 145-unit facility located in Santa Fe, New Mexico. The lease is an operating lease with an initial five-year term and five one-year renewal terms, and annual lease payment amounts of approximately $1,200 through the initial lease term. In connection with the lease, the Company funded approximately a lease security deposit of $4,750.

     Without including the impact of the leasing of the Ponce de Leon facility described above the pro forma operations, revenue, net income, basic earnings per share and diluted earnings per share would be $20,491, $1,813, $0.19 and $0.19, respectively, for the three months ended September 30, 1998 and $18,311, $845, $0.12 and $0.12, respectively, for the three months ended September 30, 1997 and $60,660, $4,807, $0.51 and $0.49, respectively, for the nine months ended September 30, 1998 and $54,016, $1,277, $0.18 and $0.18, respectively, for the nine months ended September 30, 1997.

     The unaudited pro forma condensed, consolidated and combined statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the Company had leased the Ponce de Leon facility and completed the December, 1997 follow-on offering of 2,300 shares of common stock at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

                                     Three Months                Nine Months
                                  Ended September 30,        Ended September 30,
                                  -------------------        -------------------
                                   1998       1997            1998        1997
                                   ----       ----            ----        ----
   Revenue                        $21,340    $19,159        $63,206     $56,561
   Net income                       1,930        962          5,157       1,628
   Basic earnings per share          0.20       0.13           0.54        0.23
   Diluted earnings per share        0.20       0.13           0.53        0.23

7.  Subsequent Events

     On October 19, 1998, the Company entered into definitive agreements to purchase both a 274-unit senior and assisted living facility located in Redwood City, California and an approximate 300-unit senior and assisted living facility in the northeastern United States. The closing of the purchases of these facilities is subject to customary closing contingencies, and there can be no assurance that such closing contingencies will be satisfied in a timely manner, if at all.

     On November 13, 1998, the Company sold 2,000 shares of common stock at $16.50 which is scheduled to close on November 18, 1998. The Company granted the underwriters an option to purchase up to 300 additional shares at $16.50.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion is based on the Consolidated Financial Statements of the Company as of September 30, 1998 and December 31, 1997, and for the nine months ended September 30, 1998 and the period from May 7, 1997 through September 30, 1997 and the Combined Statement of Operations of Predecessor Properties for the period from January 1, 1997 to May 6, 1997. The financial statements of the Predecessor Properties combine the results of operations of five properties which were contributed by PGI to the Company simultaneously with the consummation of its IPO and are now consolidated in the Company's Consolidated Financial Statements. Historical results and any apparent percentage relationships with respect thereto are not necessarily indicative of future operations.

Cautionary Statements

     This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements.
Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief, or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures within the industry and/or the markets in which the Company operates,
(iii) the successful completion of the acquisition of the facilities which the Company has under contract, the successful completion of development activities, the successful integration of newly acquired, leased or developed facilities with the operations of the Company's existing facilities, fluctuations in operating results, occupancy levels in the markets in which the Company competes, and/or unanticipated changes in expenses or capital expenditures, (iv) the effect of future legislation or regulatory changes on the Company's operations and (v) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Overview

     As of September 30, 1998, the Company operated 16 senior independent and assisted living facilities containing a total of 3,470 units. Four facilities are owned by the Company, ten facilities are leased by the Company and two facilities (one of which is owned by PGI) are managed by the Company pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with certain activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior residents to "age-in-place" and thereby maintain their stay for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

     The Company derives its revenues from resident fees, development fees and management fees. Resident fees consist of charges for leasing units, providing basic care services, and, in certain instances, providing supplemental care services to residents. Basic care services include meal service, housekeeping services within the resident units, social and recreational activities, scheduled transportation, security, emergency call response, access to on-site medical services and medical education and wellness programs. In addition to basic care services, the Company offers custom tailored supplemental care services for residents who desire or need such services. Optional supplemental care services include check-in services and escort and companion services, and depending on the particular facility and as dictated by state licensing requirements, the Company also provides assistance with activities of daily living, such as dressing, bathing, eating and medication administration or reminders. The Company plans to expand its supplemental service offerings, as permitted by applicable licensing, in order to capture incremental revenue and enable its residents to remain in its facilities longer. Resident fees typically are paid monthly by residents, their families or other responsible parties. As of September 30, 1998, over 99% of the Company's revenue was derived from private pay sources.

     The Company derives additional revenue from development fees associated with developing senior independent and assisted living facilities for PGI and a third party and management fees from managing senior independent and assisted living facilities for unaffiliated third parties pursuant to management contracts. Management services income consists of management fees, which typically range from 3.0% to 5.0% of a managed facility's total gross revenues. All such fees are recognized as revenues when management services are rendered.

     The Company classifies its operating expenses into the following categories: (i) facility operating expenses, which include facility personnel payroll and related costs, food, marketing, other direct facility expenses and real estate taxes; (ii) general and administrative expenses, which primarily include corporate and other overhead costs; (iii) lease expenses; and (iv) depreciation and amortization.

Comparison of nine months ended September 30, 1998 to nine months ended September 30, 1997

     For the nine months ended September 30, 1998, results reflect the operations of the Company's 16 facilities. For the nine months ended September 30, 1997, results reflect the operations of the Predecessor's five facilities, the operations of the Company's three properties acquired at the IPO and the management by the Company of two facilities after the IPO.

     Revenue. Total revenue increased by $27.7 million, or 98.1%, to $56.0 million for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. Resident fees increased by $23.5 million, or 83.4%, to $51.7 million. Of this increase, approximately $1.1 million (or a "same store" increase of 4.7%) reflects an increase in resident fees at the properties that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. Approximately $22.4 million of such increase reflects revenue from facilities acquired, leased or managed subsequent to the IPO. The remaining $4.2 million of the total revenue increase reflects revenue from development and management fees associated with projects being developed and managed by the Company for unaffiliated third parties.

     Operating Expenses. Total operating expenses increased by $22.8 million, or 86.3%, to $49.1 million for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. Facility operating expenses increased by $13.8 million, or 91.4%, to $29.0 million primarily due to the addition of the expenses of the facilities acquired or leased subsequent to the IPO. From the commencement of its operations on May 7, 1997, the Company has managed all of its facilities and, accordingly, incurred general and administrative expenses of approximately $3.8 million for the nine months ended September 30, 1998 compared to $1.1 million for the period from May 7, 1997 through September 30, 1997. For the period January 1, 1997 through May 6, 1997, two of the Predecessor Properties incurred property management fees of approximately $230,000.

     Lease expense increased by approximately $5.6 million, or 78.7%, to $12.8 million for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 due primarily to the addition of lease expense for the facilities leased subsequent to the IPO. Depreciation and amortization increased by approximately $871,000, or 32.2%, to $3.6 million for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. This increase primarily reflects the depreciation of the step-up in basis of two of the Predecessor Properties that resulted in connection with the IPO and the depreciation of two of the IPO Properties acquired on May 7, 1997.

    Interest income increased by approximately $2.5 million to $2.9 million for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 due to an increase in average cash balances and various deposits and restricted investments.

     Net Income. For the nine months ended September 30, 1998, the Company generated net income of approximately $4.4 million, as compared to a net loss of $555,000 for the nine months ended September 30, 1997, primarily due to the changes in revenue and expenses described above.

Comparison of three months ended September 30, 1998 to three months ended September 30, 1997

     For the three months ended September 30, 1998, results reflect the operations of the Company's 16 facilities. For the three months ended September 30, 1997, results reflect the operations of the Company's ten facilities.

     Revenue. Total revenue increased by $9.2 million, or 82.2%, to $20.5 million for the three months ended September 30, 1998 when compared to the three months ended September 30, 1997. Resident fees increased by $7.7 million, or 68.6%, to $18.9 million. Of this increase, approximately $496,000 (or a "same store" increase of 4.5%) reflects an increase in resident fees at the properties that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. Approximately $7.2 million of such increase reflects revenue from facilities acquired, leased or managed subsequent to June 30, 1997. The remaining $1.5 million of the total revenue increase reflects revenue from development and management fees associated with projects being developed and managed by the Company for unaffiliated third parties.

     Operating Expenses. Total operating expenses increased by $7.8 million, or 76.2%, to $17.9 million for the three months ended September 30, 1998 when compared to the three months ended September 30, 1997. Facility operating expenses increased by $4.9 million, or 84.9%, to $10.7 million primarily due to the addition of the expenses of the facilities acquired or leased subsequent to June 30, 1997. From the commencement of operations on May 7, 1997, the Company has managed all of its facilities and, accordingly, incurred general and administrative expenses of approximately $1.3 million for the three months ended September 30, 1998 compared to $659,000 for the three months ended September 30, 1997.

     Lease expense increased by approximately $2.2 million, or 86.7%, to $4.8 million for the three months ended September 30, 1998 when compared to the three months ended September 30, 1997 due to the addition of lease expense for the facilities leased subsequent to June 30, 1997.

     Interest income increased by approximately $1.0 million to $1.3 million for the three months ended September 30, 1998 when compared to the three months ended September 30, 1997, due to an increase in average cash balances and various deposits and restricted investments.

     Net Income. For the three months ended September 30, 1998, the Company generated net income of approximately $1.8 million, as compared to net income of $190,000 for the three months ended September 30, 1997, primarily due to the changes in revenue and expenses described above.

Liquidity and Capital Resources

     Cash and cash equivalents (which does not include cash and investments-restricted of $20.6 million, the letter of credit deposit of $13.5 million and lease security deposits of $37.9 million) decreased by $12.9 million to $410,000 at September 30, 1998 as compared to December 31, 1997 primarily due to cash utilized for the acquisition, leasing and development of facilities offset in part by the proceeds from equity offerings and borrowings under the unsecured line of credit.

     Net cash provided by operating activities for the nine months ended September 30, 1998 totaled approximately $5.0 million as a result of increased property operations before depreciation and amortization and properties acquired and leased subsequent to December 31, 1997.

     Net cash used in investing activities totaled approximately $41.9 million for the nine months ended September 30, 1998. Investing activities included cash paid for lease security deposits in connection with the lease of four facilities of $18.6 million, cash paid for property under development of $15.7 million, net of sale proceeds, payments received on notes receivable of $7.4 million, an increase in cash and investments-restricted of $13.4 million and other uses of $1.6 million.

     Net cash provided by financing activities was approximately $24.0 million for the nine months ended September 30, 1998. Financing activities included proceeds from equity offerings of $4.7 million, $1.1 million from the exercise of employee stock options and net proceeds from an unsecured line of credit of $20.7 million offset by other net uses of approximately $2.5 million.

     The Company currently plans to acquire or lease four to six senior independent and assisted living facilities per year containing an aggregate of approximately 800 to 1,200 units and to commence development of at least three new facilities per year containing approximately 220 units. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $30.0 million, or approximately $135,000 per unit. At September 30, 1998, the Company had five facilities under construction and several sites under consideration for development for new senior independent and assisted living facilities. Capital expenditures related to the Company's existing facilities are estimated to be approximately $5.0 million to $10.0 million in the aggregate in 1998. The Company anticipates that it will use a combination of cash on hand, additional equity financing and debt financing, lease transactions and cash generated from operations to fund its acquisition and development activities. In order to achieve its growth plans, the Company will be required to obtain a substantial amount of additional financing. The Company presently has no commitment, arrangement or understanding regarding financing to fund the debt portion of the Company's acquisition and development plans other than the follow-on offering of common stock scheduled to be completed November 18, 1998, and the $100.0 million commitment from The Capital Company of America (successor to Nomura Asset Capital Corporation) for development projects of which approximately $51 million is committed to the Austin, Texas and Southfield, Michigan development projects. There can be no assurance that the Company will be able to obtain the financing necessary for its acquisition and development programs.

     As of September 30, 1998, the Company had $65.0 million of long-term indebtedness in tax-exempt bonds with floating rates. The interest rates (exclusive of credit enhancement and other fees) on such debt averaged 3.6% during the nine months ended September 30, 1998. Such tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents. The Company may obtain similar bond financing for future facilities.

     As of September 30, 1998, the Company also had $20.7 million outstanding under its unsecured line of credit at a floating rate of prime plus 1/2%. The interest rate on the line was at 9% during the three months ended September 30, 1998.

     The Company is dependent on third-party financing for its acquisition, leasing and development programs. Financing obtained in the future is generally expected to contain terms and conditions and representations and warranties that are customary for such loans and may contain financing covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain amounts of funds in escrow, (ii) limit, among other things, the ability of the Company to borrow additional funds, dispose of assets and engage in mergers or other business combinations and (iii) restrict the ability of the Company to operate competing facilities within certain distances from mortgaged facilities. There can be no assurance that financing for the Company's acquisition and development program will be available to the Company on acceptable terms or at all. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition and leasing plans and could therefore have a material adverse effect on the Company's growth plans and on its future results of operations.

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

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued FASB 133, "Accounting for Derivative Investments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. FASB 133 provides guidance for the recognition and measurement of derivatives and hedging activities. Adoption of FASB 133 is not anticipated to affect the financial position or results of operations of the Company.

Impact of Inflation

     Resident fees from senior independent and assisted living facilities owned or leased by the Company, management fees from facilities managed by the Company for third parties and development fees from facilities developed by the Company for third parties are the Company's primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior independent and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's resident agreements allow for adjustments in the monthly fees payable thereunder upon each anniversary of the commencement of the residency agreement, thereby enabling the Company to seek increases in monthly fees due to inflation, demand or other factors. Any such increase would be subject to market and competitive conditions. The Company believes, however, that the ability to adjust the monthly fees payable under the residency agreements on an annual basis serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, as of September 30, 1998, approximately $85.7 million in principal amount of the Company's indebtedness bore interest at floating rates (including $65.0 million at the tax-exempt bond floating rate of approximately 3.6% for nine months ending September 30, 1998) and future indebtedness may bear floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

Readiness for Year 2000

     The Company has implemented a program to assess, remediate and mitigate the potential impact of the Year 2000 Issue throughout the Company. The Company's program has been structured to address its internal computer systems and applications, network services operations, facilities operations and third-party vendors and suppliers. The Company believes that it is taking the necessary steps within its control to mitigate the potential impact of the Year 2000 Issue on the Company.

Information Systems

     The Company intended to replace its accounting system prior to the assessment of its Year 2000 Issue. The Company expects that the replacement of its current system will mitigate the impact of the Year 2000 Issue on its accounting operations. The corporate software selection has been completed and a contract has been signed in the third quarter of 1998 to commence development and implementation in the fourth quarter 1998. The Company is in the process of identifying replacement software at the facilities it owns or operates and is expected to select a replacement in the first quarter 1999. The Company anticipates completing the corporate project no later than the second quarter 1999 and the facilities' project no later than the second quarter 1999.

Facilities

     The Company has commenced an assessment of each facility, including an assessment of infrastructure equipment such as elevators, HVAC and security systems, and other critical service provider readiness issues. The Company anticipates completing its preliminary assessment by December 31, 1998. During the first half of 1999, the Company will undertake contingency planning for its facilities as necessary.

Third-Party Vendors and Suppliers

         The Company's approach to third-party suppliers involves the process of identification and prioritization critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 Issue. This evaluation and the subsequent contingency planning will be undertaken during the first half of calendar 1999.

Costs

     The  final  cost to  complete  the  project  has not yet  been  determined.
However, the estimated total cost is not expected to be material to the Company's financial position.

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

     Readers are cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's disclosure under the heading "Cautionary Statements" on page 12.

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

      Exhibit
      Number                                Description
      -------                               -----------

       10.1 Lease, dated as of July 1, 1998, by and between Brookdale Living Communities of Connecticut-WH, Inc., as lessee, and The Chatfield Business Trust, S.T., as lessor-owner, as filed with the Securities and Exchange Commission on July 16, 1998 as
                 Exhibit 10.1 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.2 Fixed Rate Program Promissory Note Secured by Mortgage, dated July 1, 1998, from The Chatfield Business Trust, S.T., as maker, payable to the order of Heller Financial, Inc., as filed with the Securities and Exchange Commission on July 16, 1998 as
                 Exhibit 10.2 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.3 Guaranty, dated as of July 1, 1998, issued by Brookdale Living Communities of Connecticut-WH, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.3 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.4 Certificate A Pledge Agreement, dated as of July 1, 1998, by Brookdale Living Communities of Connecticut-WH, Inc. in favor of The Chatfield Business Trust, S.T., Wilmington Trust Company and LaSalle National Bank, as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.4 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.5 Certificate B Pledge Agreement, dated as of July 1, 1998, by Brookdale Living Communities of Connecticut-WH, Inc. in favor of The Chatfield Business Trust, S.T., Wilmington Trust Company and LaSalle National Bank, as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.5 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.6 Hazardous Substance Indemnification Agreement, dated as of July 1, 1998, from Brookdale Living Communities of Connecticut-WH, Inc. and Brookdale Living Communities, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.6 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.7 Indemnity Agreement, dated as of July 1, 1998, from Brookdale Living Communities, Inc. in favor of Wilmington Trust Company and Bank Hapoalim, B.M., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.7 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.8 Letter Agreement regarding liability for carve-outs to non-recourse provisions, dated July 1, 1998, issued by
                 Brookdale Living Communities, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.8 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.9 First Amendment to Loan Agreement and Documents, dated as of July 16, 1998, by and between the Company and LaSalle National Bank

       10.10 Amended and Restated Note dated July 16, 1998 issued by the Company payable to the order of LaSalle National Bank

       12        Computation  of Ratio of Earnings to Combined Fixed Charges

       27        Financial Data Schedule

(b)      Reports on Form 8-K:

         On July 14, 1998, the Company filed a Current Report on Form 8-K/A dated May 12, 1998 with the Securities and Exchange Commission including pursuant to Item 7 of Form 8-K/A the audited statements of The Atrium of San Jose which was leased by the Company on May 12, 1998 and the unaudited pro forma statements of the Company reflecting all acquisitions and leases through The Atrium of San Jose.

         On July 16, 1998, the Company filed a Current Report on Form 8-K dated June 25, 1998 with the Securities and Exchange Commission announcing pursuant to
Item 5 of Form 8-K the Company's $100,000,000 financing agreement with Nomura Asset Management Corporation, providing financing for the development and construction of senior living facilities to be owned or developed and managed by the Company or an affiliate of the Company.

         On July 16, 1998, the Company filed a Current Report on Form 8-K dated July 2, 1998 with the Securities and Exchange Commission announcing pursuant to
Item 2 of Form 8-K the lease of The Chatfield which commenced on July 2, 1998.

         On July 17, 1998, the Company filed a Current Report on Form 8-K dated June 30, 1998 with the Securities and Exchange Commission announcing pursuant to
Item 5 of Form 8-K the Development Agreement for a construction site in Raleigh, North Carolina.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BROOKDALE LIVING COMMUNITIES, INC.
                                   ----------------------------------
                                   Registrant


Date:  November 16, 1998           /s/ Mark J. Schulte
       -----------------           ----------------------------------
                                   Mark J. Schulte
                                   President and
                                   Chief Executive Officer


Date:  November 16, 1998           /s/ Darryl W. Copeland, Jr.
       -----------------           ----------------------------------
                                   Darryl W. Copeland, Jr.
                                   Executive Vice President and
                                   Chief Financial Officer