Form 10-Q/A
period 1998-06-30
BROOKDALE LIVING COMMUNITIES INC
filed 1999-03-30
CIK 1023010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                       BROOKDALE LIVING COMMUNITIES, INC.
                                   FORM 10-Q/A

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

  Development Fees


  Development fees related to development activities provided for projects owned by third parties are earned over the term of the development. Such fees are recognized as revenues as the development services are provided to the owner during the pre-construction and construction periods, which typically extend for 12 to 14 months.


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

   10.50 Collateral Assignment of Partnership Interests, dated as of June 30, 1998, issued by AH North Carolina CPG, Inc. and AH North Carolina Subordinated, LLC for the benefit of Brookdale Living Communities of North Carolina, Inc. as filed with the Securities and Exchange Commission on July 17, 1998 as Exhibit 10.5 to the Company's Form 8-K dated June 30, 1998 (File No. 0-22253) and incorporated herein by reference

   10.51* Loan Agreement dated as of April 27, 1998 by and between the Company and LaSalle National Bank

   10.52* Note dated April 27, 1998 issued by the Company payable to the order of LaSalle National Bank

   27*       Financial Data Schedule

---------------
*  Previously filed.



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


Date:  March 30, 1999                     /s/ Mark J. Schulte
       -----------------------------      -------------------
                                          Mark J. Schulte
                                          President and
                                          Chief Executive Officer


Date:  March 30, 1999                      /s/ Darryl W. Copeland, Jr.
       -----------------------------       ---------------------------
                                           Darryl W. Copeland, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer