Form 10-Q/A
period 1998-09-30
BROOKDALE LIVING COMMUNITIES INC
filed 1999-03-30
CIK 1023010

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



                       Brookdale Living Communities, Inc.

                                    Form 10-Q/A

                                      INDEX
                                      -----
PART I:  FINANCIAL INFORMATION                                                                    Page
                                                                                                  ----
Item 1.  Financial Statements (Unaudited). .....................................................   3

         Consolidated Balance Sheets of Brookdale Living Communities, Inc. as of
         September 30, 1998 and as of December 31, 1997 ........................................   4

         Consolidated  Statements of Operations of Brookdale Living Communities,
         Inc. for the three months ended September 30, 1998 and 1997 ...........................   5

         Consolidated  Statements of Operations of Brookdale Living Communities,
         Inc.  for the nine months ended  September  30, 1998 and for the period from May 7, 1997 through  September 30, 1997 and Combined  Statement of
         Operations of  Predecessor  Properties  (the  predecessor  to Brookdale
         Living  Communities,  Inc.) for the period from January 1, 1997 through
         May 6, 1997 ...........................................................................   6

         Consolidated  Statements of Cash Flows of Brookdale Living Communities,
         Inc.  for the nine months ended  September  30, 1998 and for the period from May 7, 1997 through  September 30, 1997 and Combined  Statement of
         Cash Flows of  Predecessor  Properties  (the  predecessor  to Brookdale
         Living  Communities,  Inc.) for the period from January 1, 1997 through
         May 6, 1997 ...........................................................................   7

         Notes to Consolidated  and Combined  Financial  Statements of Brookdale
         Living Communities, Inc. and Predecessor Properties (the predecessor to
         Brookdale Living Communities, Inc.) ...................................................   9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations. ........................................................................  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. ...........................  16

PART II:  OTHER INFORMATION ....................................................................  17

Item 1.  Legal Proceedings. ....................................................................  17
Item 2.  Changes in Securities and Use of Proceeds. ............................................  17
Item 3.  Defaults Upon Senior Securities. ......................................................  17
Item 4.  Submission of Matters to a Vote of Security Holders. ..................................  17
Item 5.  Other Information. ....................................................................  17
Item 6.  Exhibits and Reports on Form 8-K. .....................................................  17

Signatures .....................................................................................  20


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



       BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")

                   CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                 (In Thousands)
                                   (Unaudited)


                                                                           September 30, 1998    December 31, 1997
                                                                           ------------------    -----------------

Assets
Cash and cash equivalents..............................................      $         410        $      13,292
Accounts receivable....................................................                601                  214
Notes receivable.......................................................              6,028                    -
Prepaid expenses and other.............................................              9,947                3,077
                                                                             -------------        -------------
      Total current assets.............................................             16,986               16,583
                                                                             -------------        -------------

Property, plant and equipment..........................................            115,727              113,294
Accumulated depreciation...............................................             (4,787)              (2,164)
                                                                             -------------        -------------
Property, plant and equipment, net.....................................            110,940              111,130
                                                                             -------------        -------------

Property under development.............................................              9,083               11,427
Cash and investments - restricted......................................              7,470                5,920
Investment certificates - restricted...................................             13,132                    -
Letter of credit deposits..............................................             13,471               12,138
Lease security deposits................................................             37,919               18,542
Other..................................................................              9,411                7,429
                                                                             -------------        -------------
      Total assets.....................................................      $     218,412        $     183,169
                                                                             =============        =============

Liabilities and Stockholders' Equity
Current portion of long-term debt......................................      $       3,304        $         286
Unsecured line of credit...............................................             20,650                    -
Current portion of deferred gain on sale of property...................                806                  806
Accrued interest payable...............................................                878                  566
Accounts payable and accrued expenses..................................              6,971                4,256
Other..................................................................                509                  344
                                                                             -------------        -------------
      Total current liabilities........................................             33,118                6,258
                                                                             -------------        -------------

Long-term debt, less current portion...................................             92,650               95,881
Tenant refundable entrance fees and security deposits..................              5,007                4,377
Deferred lease liability...............................................              2,637                1,811
Deferred gain on sale of property, less current portion................             16,318               16,922
                                                                             -------------        -------------
      Total liabilities................................................            149,730              125,249
                                                                             -------------        -------------
Stockholders' Equity:
Common stock, $.01 par value, 75,000 shares authorized, 9,572 and 9,175 shares  issued and  outstanding  at September 30, 1998 and December
    31, 1997, respectively                                                              96                   92
Additional paid-in-capital.............................................             63,696               57,383
Retained earnings......................................................              4,890                  445
                                                                             -------------        -------------
      Total stockholders' equity.......................................             68,682               57,920
                                                                             -------------        -------------
      Total liabilities and stockholders' equity.......................      $     218,412        $     183,169
                                                                             =============        =============





See accompanying notes to consolidated and combined financial statements.



       BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")

              CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                        Three months ended
                                                              September 30, 1998 September 30, 1997
                                                              ------------------ ------------------
Revenue
Resident fees...............................................    $       18,868      $      11,192
Development fees............................................             1,542                  -
Management fees.............................................                72                 50
                                                                --------------      -------------
       Total revenue........................................            20,482             11,242
                                                                --------------      -------------

Expenses
Facility operating..........................................            10,715              5,795
General and administrative..................................             1,280                659
Lease expense...............................................             4,790              2,566
Depreciation and amortization...............................             1,146              1,158
                                                                --------------      -------------
       Total operating expenses.............................            17,931             10,178
                                                                --------------      -------------
       Income from operations...............................             2,551              1,064
Interest income.............................................             1,277                274
Interest expense............................................            (1,033)            (1,158)
                                                                --------------      -------------
       Income before income tax (expense) benefit...........             2,795                180
Income tax (expense) benefit................................              (982)                10
                                                                --------------      -------------

       Net income...........................................    $        1,813      $         190
                                                                ==============      =============

Basic earnings per common share.............................    $         0.19      $        0.03
                                                                ==============      =============

Weighted average  shares used for computing  basic  earnings
    per common share .......................................             9,569              7,175
                                                                ==============      =============

Diluted earnings per common share...........................    $         0.19      $        0.03
                                                                ==============      =============

Weighted average shares used for computing  diluted earnings
    per common share .......................................             9,771              7,317
                                                                ==============      =============



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


                                                                                  Brookdale Living     Predecessor
                                                               Brookdale Living   Communities, Inc.    Properties
                                                               Communities, Inc.     period from       period from
                                                                  nine months        May 7, 1997     January 1, 1997
                                                                     ended             through           through
                                                              September 30, 1998 September 30, 1997    May 6, 1997
                                                              ------------------ -------------------  ---------------
Revenue
Resident fees...............................................    $       51,723      $      17,731    $      10,473
Development fees............................................             4,120                  -                -
Management fees.............................................               188                 82                -
                                                                --------------      -------------    -------------
       Total revenue........................................            56,031             17,813           10,473
                                                                --------------      -------------    -------------

Expenses
Facility operating..........................................            28,993              9,278            5,872
General and administrative..................................             3,776              1,137                -
Lease expense...............................................            12,782              4,110            3,042
Depreciation and amortization...............................             3,577              1,849              857
Property management fees....................................                 -                  -              230
                                                                --------------      -------------    -------------
       Total operating expenses.............................            49,128             16,374           10,001
                                                                --------------      -------------    -------------
       Income from operations...............................             6,903              1,439              472
Interest income.............................................             2,918                400               68
Interest expense............................................            (2,891)            (1,873)            (830)
                                                                --------------      -------------    -------------

       Income (loss) before minority interest and income tax
         (expense) benefit .................................             6,930                (34)            (290)
Minority interest...........................................                 -                  -             (138)
Income tax (expense) benefit................................            (2,485)               143             (236)
                                                                --------------      -------------    -------------

       Net income (loss)....................................    $        4,445      $         109    $        (664)
                                                                ==============      =============    =============

Basic earnings per common share.............................    $         0.47      $        0.02
                                                                ==============      =============

Weighted  average  shares used for computing  basic earnings
  per common share .........................................             9,489              7,051
                                                                ==============      =============

Diluted earnings per common share...........................    $         0.46      $        0.02
                                                                ==============      =============

Weighted average shares used for computing  diluted earnings
  per common share .........................................             9,738              7,144
                                                                ==============      =============



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



                                                                                       Brookdale Living     Predecessor
                                                                    Brookdale Living   Communities, Inc.    Properties
                                                                    Communities, Inc.     period from       period from
                                                                       nine months        May 7, 1997     January 1, 1997
                                                                          ended             through           through
                                                                   September 30, 1998 September 30, 1997    May 6, 1997
                                                                   ------------------  -----------------  ---------------
Cash Flows from Operating Activities
Net income (loss) .................................................  $        4,445      $         109    $        (664)
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization ..............................           3,577              1,849              857
       Deferred income taxes ......................................           2,437               (143)               -
       Minority interest ..........................................               -                  -              138
       Change in deferred lease liability .........................             826                560              419
       Deferred gain on sale of property ..........................            (604)              (323)            (281)
       Changes in:
          Accounts receivable .....................................            (387)              (253)             (61)
          Prepaid expenses and other ..............................          (6,034)            (2,587)            (110)
          Accrued interest payable ................................             312                170              111
          Accounts payable and accrued expenses ...................           1,815                863              431
          Other current liabilities ...............................          (1,333)            (1,275)           1,022
          Tenant refundable entrance fees and security deposits ...             (67)                (9)              35
                                                                   ------------------  -----------------  ---------------
          Net cash provided by (used in)operating activities ......           4,987             (1,039)           1,897
                                                                   ------------------  -----------------  ---------------
Cash Flows from Investing Activities
    Lease security deposits and acquisitions ......................         (18,647)           (30,266)               -
    Increase in cash - restricted .................................            (280)              (579)          (1,180)
    Increase in investments - restricted ..........................         (13,132)                 -                -
    Property under development, net of related payables ...........         (15,680)            (4,546)              (2)
    Proceeds from sale of property under development, net .........           3,370                  -                -
    Payments received on notes receivable .........................           7,446                  -                -
    Additions  to  property,  plant and  equipment  and
      reimbursable leasehold improvements .........................          (4,940)              (575)            (149)
                                                                   ------------------  -----------------  ---------------
          Net cash used in investing activities ...................         (41,863)           (35,966)          (1,331)
                                                                   ------------------  -----------------  ---------------
Cash Flows from Financing Activities
    Repayment of long-term debt ...................................            (213)              (110)               -
    Proceeds from unsecured line of credit ........................          28,150                  -                -
    Repayment of unsecured line of credit .........................          (7,500)                 -                -
    Increase in letter of credit deposit ..........................          (1,333)           (11,702)               -
    Payment of deferred financing costs ...........................            (957)               (50)            (287)
    Net distributions to partners .................................               -                  -           (2,594)
    Proceeds from issuance of common stock, net ...................           5,847             51,354                -
                                                                   ------------------  -----------------  ---------------
          Net cash provided by (used in) financing activities .....          23,994             39,492           (2,881)
                                                                   ------------------  -----------------  ---------------
          Net (decrease) increase in cash and cash equivalents ....         (12,882)             2,487           (2,315)
          Cash and cash equivalents at beginning of period ........          13,292              1,915            4,230
                                                                   ------------------  -----------------  ---------------
          Cash and cash equivalents at end of period ..............  $          410      $       4,402    $       1,915
                                                                   ==================  =================  ===============



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


                                                                                  Brookdale Living     Predecessor
                                                               Brookdale Living   Communities, Inc.    Properties
                                                               Communities, Inc.     period from       period from
                                                                  nine months        May 7, 1997     January 1, 1997
                                                                     ended             through           through
                                                              September 30, 1998 September 30, 1997    May 6, 1997
                                                              ------------------  -----------------  ---------------
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized...................    $        3,056      $       1,988     $        723
                                                                ==============      =============    =============

Income taxes paid...........................................    $          651      $           -    $           -
                                                                ==============      =============    =============

Supplemental  Schedule of Noncash  Investing  and  Financing
Activities:

In connection with property acquisitions and net lease transactions, assets acquired and liabilities assumed were as follows:

     Fair value of assets acquired..........................    $       19,516      $      68,545    $           -
     Less: Cash consideration paid..........................            17,319             30,266                -
                                                                --------------      -------------    -------------

     Liabilities assumed....................................    $        2,197      $      38,279    $           -
                                                                ==============      =============    =============




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

Property Name                                    Date Owned or Leased
-------------                                    --------------------

Owned Facilities:
----------------
The Heritage (1)                                 May 7, 1997
The Devonshire (1)                               May 7, 1997
Hawthorn Lakes                                   May 7, 1997
Edina Park Plaza                                 May 7, 1997

Leased Facilities:
-----------------
The Hallmark (1)                                 May 7, 1997
The Springs of East Mesa (1)                     May 7, 1997
The Gables at Brighton (1)                       May 7, 1997
The Park Place                                   May 7, 1997
The Gables at Farmington                         November 24, 1997
The Classic at West Palm Beach                   December 18, 1997
The Brendenwood Retirement Community             December 22, 1997
Harbor Village                                   March 6, 1998
The Atrium of San Jose                           May 12, 1998
The Chatfield                                    July 2, 1998

Managed Facilities:
------------------
The Island on Lake Travis (2)
The Kenwood (3)

Development Projects Under Construction(4):
-----------------------------------------
Austin, Texas
Southfield, Michigan
Raleigh, North Carolina
Glen Ellyn, Illinois
New York (Battery Park City), New York

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

    On July 16, 1998, the Company increased its unsecured revolving line of credit with LaSalle National Bank to $25,000. The maturity date for the amended line of credit was revised so that the loan must be paid down to $10,000 upon the earlier of completion of an offering of securities or November 30, 1998 (see
Note 7). The remaining $10,000 line of credit will continue to bear interest according to the original terms of the loan agreement at prime plus 1/2% per annum.

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

    On September 28, 1998, the Company transferred to an unaffiliated third party certain benefits associated with the Company's right to develop a site located in Battery Park City, New York, New York (the "Battery Park Project"). The price received by the Company was $2,150, of which $750 was received in cash and $1,400 was received by the delivery of a promissory note bearing interest at 9.0% per annum. The Company will develop the Battery Park Project pursuant to a development agreement with the transferee.

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


                                                                                                                Period from
                                                 Three Months         Three Months         Nine Months          May 7, 1997
                                                     Ended                Ended               Ended               Through
                                              September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                              ------------------   ------------------   ------------------   ------------------
Numerator for basic and diluted earnings
  per common share .......................... $           1,813    $             190    $           4,445    $             109
                                              ------------------   ------------------   ------------------   ------------------

Denominator:

  Denominator  for  basic  earnings  per
    share - weighted-average shares .........             9,569                7,175                9,489                7,051
  Effect  of   dilutive   securities:
    Employee stock options ..................               202                  142                  249                   93
    Warrants ................................                 -                    -                    -                    -
                                              ------------------   ------------------   ------------------   ------------------

  Denominator  for diluted  earnings per
    share  -  adjusted  weighted-average
    shares and assumed conversions ..........             9,771                7,317                9,738                7,144
                                              ==================   ==================   ==================   ===================



  Basic earnings per share .................. $            0.19    $            0.03    $            0.47    $             0.02
                                              ==================   ==================   ==================   ===================

  Diluted earnings per share ................ $            0.19    $            0.03    $            0.46    $             0.02
                                              ==================   ==================   ==================   ===================



    During the nine months ended September 30, 1998, certain employees exercised stock options. The Company received a tax benefit with respect to the exercise of non-qualified stock options and the disqualifying disposition of incentive stock options of approximately $470 which was credited to additional paid-in capital.

6.  Pro Forma Information

    On October 21, 1998, the Company entered into an agreement to lease the Ponce de Leon facility, a 145-unit facility located in Santa Fe, New Mexico. The lease is an operating lease with an initial five-year term and five one-year renewal terms, and annual lease payment amounts of approximately $1,200 through the initial lease term. In connection with the lease, the Company funded a lease security deposit of approximately $4,750.

    Without including the impact of the leasing of the Ponce de Leon facility described above, the pro forma operations, revenue, net income, basic earnings per share and diluted earnings per share would be $20,491, $1,813, $0.19 and $0.19, respectively, for the three months ended September 30, 1998 and $18,311, $845, $0.12 and $0.12, respectively, for the three months ended September 30, 1997 and $60,660, $4,807, $0.51 and $0.49, respectively, for the nine months ended September 30, 1998 and $54,016, $1,277, $0.18 and $0.18, respectively, for the nine months ended September 30, 1997.

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

    The Company derives additional revenue from development fees associated with developing senior independent and assisted living facilities for unaffiliated third parties and management fees from managing senior independent and assisted living facilities for PGI and a third party pursuant to management contracts. Management services income consists of management fees, which typically range from 3.0% to 5.0% of a managed facility's total gross revenues. All such fees are recognized as revenues when management services are rendered.

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

    Interest income increased by approximately $1.0 million to $1.3 million for the three months ended September 30, 1998 when compared to the three months ended September 30, 1997 due to an increase in average cash balances and various deposits and restricted investments.

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

Information Systems

    The Company intends to replace its accounting system prior to the assessment of its Year 2000 Issue. The Company expects that the replacement of its current system will mitigate the impact of the Year 2000 Issue on its accounting operations. The corporate software selection has been completed and a contract has been executed in the third quarter of 1998 to commence development and implementation in the fourth quarter of 1998. The Company has one vendor software package that is used to process accounting information at each facility which is not Year 2000 compliant. The vendor is developing a conversion to ensure that the software package is Year 2000 compliant. The Company is in the process of identifying replacement software at the facilities it owns or operates and is expected to select a replacement in the first quarter of 1999 in the event it is determined that the vendor is unable to ensure the software package is Year 2000 compliant. The Company anticipates completing the corporate project no later than the second quarter of 1999.

Facilities

    The Company has commenced an assessment of each facility, including an assessment of infrastructure equipment such as elevators, HVAC and security systems, and other critical service provider readiness issues. The Company anticipates completing its preliminary assessment by December 31, 1998. The vendor software package at each facility is used for resident billing and payables processing. As noted above, the Company is in the process of identifying replacement software in the event the vendor is unable to ensure that the existing software is Year 2000 compliant. During the first half of 1999, the Company will undertake contingency planning for each of its facilities as necessary.

Third-Party Vendors and Suppliers

    The Company's approach to third-party suppliers involves the process of identification and prioritization of critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 Issue. This evaluation, including prioritization of critical suppliers, and the subsequent contingency planning will be undertaken during the first half of calendar 1999.

Costs

    The final cost to complete the project has not yet been determined; however, the estimated total cost, including capital expenditures, will approximate $1.5 million to $2.0 million through December 31, 2000. The Company's costs include outside consultants and contractors and hardware and software replacements and upgrades.

    The Company anticipates that cash on hand, cash generated from operations and additional debt and equity financings will provide sufficient cash to fund Year 2000 compliance expenditures. The Company's allocation of personnel resources and planned expenditures has not resulted in the deferral of any information technology projects. Remediation costs, other than the planned expenditures described above, are not expected to be material.

Risks

    The Company may face potential risks related to the Year 2000 compliance issue and may experience business interruption to its operations as a result of third-party vendors and suppliers failing to address their Year 2000 compliance issues. The Company's plan includes an assessment of third-party vendors and suppliers to identify Year 2000 compliance issues and the potential impact upon the Company and its operations.


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

       10.3 Guaranty, dated as of July 1, 1998, issued by Brookdale Living Communities of Connecticut-WH, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.3 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.4 Certificate A Pledge Agreement, dated as of July 1, 1998, by Brookdale Living Communities of Connecticut-WH, Inc. in favor of The Chatfield Business Trust, S.T., Wilmington Trust Company and LaSalle National Bank, as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.4 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.5 Certificate B Pledge Agreement, dated as of July 1, 1998, by Brookdale Living Communities of Connecticut-WH, Inc. in favor of The Chatfield Business Trust, S.T., Wilmington Trust Company and LaSalle National Bank, as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.5 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.6 Hazardous Substance Indemnification Agreement, dated as of July 1, 1998, from Brookdale Living Communities of Connecticut-WH, Inc. and Brookdale Living Communities, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.6 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.7 Indemnity Agreement, dated as of July 1, 1998, from Brookdale Living Communities, Inc. in favor of Wilmington Trust Company and Bank Hapoalim, B.M., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.7 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.8 Letter Agreement regarding liability for carve-outs to non-recourse provisions, dated July 1, 1998, issued by
                 Brookdale Living Communities, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.8 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

       10.9* First Amendment to Loan Agreement and Documents, dated as of July 16, 1998, by and between the Company and LaSalle National Bank

       10.10* Amended and Restated Note dated July 16, 1998 issued by the Company payable to the order of LaSalle National Bank

       12*       Computation of Ratio of Earnings to Combined Fixed Charges

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

   On July 16, 1998, the Company filed a Current Report on Form 8-K dated June 25, 1998 with the Securities and Exchange Commission announcing pursuant to Item 5 of Form 8-K the Company's $100,000,000 financing agreement with Nomura Asset Management Corporation providing financing for the development and construction of senior living facilities to be owned or developed and managed by the Company or an affiliate of the Company.

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


   On September 15, 1998, the Company filed a Current Report on Form 8-K/A dated July 2, 1998 with the Securities and Exchange Commission announcing pursuant to
Item 7 of Form 8-K/A the audited statements of The Chatfield which was leased by the Company on July 2, 1998 and the unaudited pro forma statements of the Company reflecting all acquisitions and leases through The Chatfield.

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


                            BROOKDALE LIVING COMMUNITIES, INC.
                            ----------------------------------
                            Registrant


Date:  March 30, 1999
       -----------------    /s/  Mark J. Schulte
                            ----------------------------------
                            President and
                            Chief Executive Officer


Date:  March 30, 1999
       -----------------    /s/  Darryl W. Copeland, Jr.
                            ----------------------------------
                            Executive Vice President and
                            Chief Financial Officer