Form 10-K/A
period 1997-12-31
BROOKDALE LIVING COMMUNITIES INC
filed 1999-03-31
CIK 1023010

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1997
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission File Number  0-22253
                        -------

                      BROOKDALE LIVING COMMUNITIES, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                               36-4103821
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



             77 West Wacker Drive, Suite 4400, Chicago, IL  60601
            (Address of principal executive offices and zip code)

                                (312) 977-3700
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 26, 1998, there were 9,475,000 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's shares held on such date by non-affiliates of the Registrant, based on the closing price ($22.125 per share) of the Registrant's common stock on the Nasdaq National Market on such date, was $110,071,875.

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

   Brookdale's facilities are designed for middle to upper income residents who desire an upscale residential environment providing the highest level of quality, care and value. The Company's objective is to allow its residents to age-in-place by providing them with a continuum of senior independent and assisted living services. The residents in a Brookdale facility have the ability to maintain their residency in such facility for an extended period of time due to the range of service options available to such residents as their needs change. An individual can move into a Brookdale facility while the individual is able to live independently, requiring little or no assistance with the activities of daily living. As the resident ages and requires more assistance with the activities of daily living, the resident is able to receive an enhanced level of services at the Brookdale facility and does not have to move to another facility to receive such level of services. The ability to allow residents to age-in-place is beneficial to Brookdale's residents as well as their families who are burdened with care option decisions for their elderly relatives. In addition to studio, one-bedroom and two-bedroom units, the Company provides all residents with basic services, such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation and recreational activities. For residents who require additional supplemental care services, the Company provides assistance with activities of daily living. As of December 31, 1997, the average age of Brookdale's residents was approximately 82 years old, and many of these residents require some level of assistance with their activities of daily living. The Company intends to bring "in-house" as many of these services as practicable and has established a program providing various levels and combinations of these services called "Personally Yours"SM. The levels of care provided by the Company to residents vary depending upon the licensing requirements of the state in which the facility is located.

   On May 7, 1997, the Company completed its initial public offering of its common stock (the "IPO"), and on December 24, 1997, the Company completed a follow-on public offering of its common stock pursuant to which the Company offered and sold additional shares of its common stock to the public following the IPO. Net proceeds to the Company from such offerings totaled approximately $82.2 million. The Company used approximately $40.1 million of the net proceeds from the IPO to fund (i) the purchase prices for facilities purchased in connection with the IPO, (ii) cash collateral deposits required with respect to financings assumed in connection with the IPO and (iii) expenses incurred in connection with the IPO. The Company used approximately $20.0 million of the net proceeds from the follow-on offering to repay outstanding indebtedness and approximately $5.8 million of such net proceeds to fund deposits made in connection with a facility operating lease transaction completed subsequent to such offering. The remaining net proceeds from such offerings were used to fund developments of senior independent and assisted living facilities and for working capital and general corporate purposes.

   In March 1998, the Company entered into an operating lease transaction with respect to The Harbor Village facility, a 272-unit senior independent and assisted living facility located in Chicago, Illinois, pursuant to which the Company leases and operates such facility. In February 1998, the Company entered into an agreement to purchase The Atrium of San Jose, a 292-unit senior independent and assisted living facility located in San Jose, California. The Company expects to assign the purchase agreement for this facility to a third party which will acquire the facility and in turn enter into an operating lease with the Company. The closing of a purchase and subsequent operating lease transaction involving The Atrium of San Jose facility is expected to occur prior to April 30, 1998. There can be no assurance that such transaction will be consummated in a timely manner, if at all. The Company has acquired development sites located in Austin, Texas and Southfield, Michigan for the construction of facilities with 209 and 219 units, respectively, at each site and has commenced construction at both sites. In addition, the Company has entered into agreements to acquire development sites located in Raleigh, North Carolina and Glen Ellyn, Illinois for the construction of facilities with approximately 219 to 234 units at each site, the closings of which are contingent upon the receipt of all necessary approvals for the development of the respective sites and are expected to occur by June 30, 1998. The Company has also been selected by the Battery Park City Authority to be the developer and operator of a senior independent and assisted living facility to be located in Battery Park City in New York, New York. Construction on this project is expected to commence by late 1998.

   The Company was incorporated in Delaware on September 4, 1996 by an affiliate of The Prime Group, Inc. The Company was formed to continue and expand the business and operations of the senior independent and assisted living division of The Prime Group, Inc. and certain of its affiliates (collectively, "PGI"), which, since 1985, had been involved in the development, construction, marketing and operation of senior independent and assisted living facilities for the elderly. At the completion of the IPO, the shares of the Company owned by such affiliate were repurchased by the Company at a nominal price in accordance with a subscription agreement between the Company and such affiliate. In connection with the completion of the IPO, PGI and senior management of the Company contributed their interests in the senior independent and assisted living division of PGI to the Company in exchange for 2,000,000 shares of the Company's common stock. PGI also purchased 2,500,000 shares of the 4,500,000 shares of the Company's common stock sold in the IPO. Since the IPO, the Company has managed, and continues to manage, The Island on Lake Travis facility, which continues to be owned by PGI.

   The Company's principal executive offices are located at 77 West Wacker Drive, Suite 4400, Chicago, Illinois 60601, and its telephone number is (312) 977-3700.

CAUTIONARY STATEMENTS

   This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief, or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures within the industry and/or the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. Except as required by law, the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

THE SENIOR INDEPENDENT AND ASSISTED LIVING INDUSTRY

   The senior independent and assisted living industry is a rapidly growing component of the non-acute health care system for the elderly. The senior independent and assisted living industry serves the needs of the elderly who benefit from living in a supportive environment and may require or prefer occasional assistance with the activities of daily living, and who no longer desire, or cannot live alone. It is estimated that 35% of the people over age 85 require assistance with more than one activity of daily living, such as bathing, eating, personal hygiene, grooming and dressing.

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

   CONSUMER PREFERENCE. The Company believes that senior independent and assisted living facilities provide prospective residents and their families with an attractive alternative to home care or skilled nursing facilities, particularly those prospective residents who do not require the level of care or institutional setting provided by skilled nursing facilities. Senior independent and assisted living facilities allow residents, who typically furnish their own units, to age-in-place and preserve their independence in a more residential setting. The Company believes these factors result in a higher quality of life than that experienced in the more institutional or clinical settings.

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

   DEVELOP THE BROOKDALE PROTOTYPE FACILITY IN TARGETED MARKETS. The Company intends to continue to leverage its development expertise and construct its prototype facility on selected sites located in urban and suburban areas of major metropolitan markets. The Company's prototype facility, which is flexible and can be adapted to the specific requirements of individual markets and site requirements, contains 220 units, but can be constructed to accommodate between 150 and 250 units. The prototype offers a mix of studio, one-bedroom and two-bedroom units and common areas providing premium amenities. The Company intends to begin development of 2 to 3 facilities in each of the next five years and anticipates that each development will require approximately 22 to 24 months to complete. See "-Acquisitions, Leases and Development."

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

   UTILIZE OPERATIONAL EXPERTISE TO ENHANCE PROFITABILITY. The Company has developed and implemented sophisticated management and operational procedures resulting in strong operating margins and occupancy rates. These procedures include securing national vendor contracts to ensure consistent low pricing, implementing sophisticated budgeting and financial controls at each facility and establishing standardized training and operations procedures. Although Brookdale's business is not dependent on its national vendor contracts, such contracts provide Brookdale with better pricing on required goods and services due to high volume purchases from a few national vendors. There are, however, several other vendors from whom Brookdale could purchase its required goods and services if the national vendor contracts were to be terminated or were to expire. The Company believes that the systematic implementation of its management and operating policies will enable the Company to enhance the financial performance of its existing and future facilities and will continue to improve the profitability of its stabilized facilities.

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

   Certain services, such as physician care, infusion therapy, which includes intravenous delivery of medication, physical and speech therapy and other more intensive home health care services, are provided to many of Brookdale's residents by third parties. The Company assists residents in locating qualified providers for such health care services.

COMPANY OPERATIONS

  OVERVIEW

   The Company continually reviews opportunities to expand the amount of services it provides to its residents. To date, the Company has been able to increase its monthly service fees on an annual basis and has experienced increasing facility operating margins through a combination of the implementation of efficient operating procedures and the economies of scale associated with the size of its facilities. To date, the Company's ability to increase its monthly service fees has not been adversely affected in any material way by local rental ordinances. The Company's operating procedures include securing national vendor contracts to obtain consistent low pricing for certain services such as food and energy, implementing strict budgeting and financial controls at each facility and establishing standardized training and operations procedures. The Company believes that successful senior independent and assisted living operators must effectively combine the business disciplines of hospitality, health care, marketing, finance and real estate expertise.

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

  ACQUISITIONS AND LEASES

   The Company currently expects to acquire or lease 4 to 6 facilities per year containing an aggregate of approximately 800 to 1,200 units. In some cases, the purchase contract for a facility may be assigned to a third party which would acquire the facility and in turn enter into an operating lease with a wholly-owned subsidiary of the Company, with the subsidiary obtaining substantially all of the benefits and risks of ownership. The Company utilizes an operating lease structure for its acquisitions in order to minimize its overall cost of capital.

   The Company may acquire facilities as a means of entry into new markets and may also attempt to increase its market share in existing markets through selected acquisitions based on its experience in and knowledge of existing markets. Acquisitions are expected to consist primarily of large facilities that are similar to the Company's current facilities, which average approximately
216 units per facility. In reviewing acquisition opportunities, the Company considers, among other things, underlying demographics, facility location within its neighborhood or community, the current reputation of the facility in the marketplace and the ability of the Company to improve or enhance a facility's available services and amenities. Further, the Company evaluates the opportunity to improve or enhance services and operating results through the implementation of the Company's standard operating procedures.

   In March 1998, the Company entered into an operating lease transaction with respect to The Harbor Village facility, a 272-unit senior independent and assisted living facility located in Chicago, Illinois, pursuant to which the Company leases and operates such facility. In February 1998, the Company entered into an agreement to purchase The Atrium of San Jose, a 292-unit senior independent and assisted living facility located in San Jose, California. The Company expects to assign the purchase agreement for The Atrium of San Jose facility to a third party which will acquire the facility and in turn enter into an operating lease with the Company. The closing of a purchase and subsequent operating lease transaction involving The Atrium of San Jose facility is expected to occur prior to April 30, 1998. There can be no assurance that such transaction will be consummated in a timely manner, if at all.

  DEVELOPMENT

   It is the Company's development strategy to commence the development of 2 to 3 facilities per year. The Company's flexible prototype facility contains approximately 220 units, but can be constructed to accommodate between 150 to 250 units. The size of a particular facility will depend on site size, zoning and underlying market characteristics. The Company's 220-unit prototype contains approximately 220,000 square feet in a four-story building and contains a mix of studio, one-bedroom and two-bedroom units. In addition to the living units, the Company's prototype contains common areas for residents, including a living room, library, lounges, billiards room, multi-purpose room, arts and crafts room, exercise room, convenience store, beauty/barber shop, mail room, dining room and private dining room. The Company anticipates that new developments will require 8 to 10 months for pre-construction development, 12 to 14 months for construction and approximately 12 months after opening to achieve stabilized occupancy. The total construction costs for the 220-unit prototype, including construction period financing costs and operating deficits during the lease-up period, are estimated to be approximately $30.0 million, or approximately $135,000 per unit.

   The Company evaluates markets in which to develop its prototype based on a number of factors, including demographic profiles of both potential residents and their adult children, existing competitors and the foreseeable level of new entrants in the market, estimated market demand and zoning prospects. Site selection is based on established criteria relating to land cost and condition, visibility, accessibility, immediate adjacencies, community perception and zoning prospects. Full market feasibility studies, which include evaluations of all potential competitors, extensive interviews with key community sources, including government officials of the local municipality and members of the zoning board having jurisdiction over the site, and health care providers, and demographic studies are conducted for each site.

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

GOVERNMENTAL REGULATION

   Senior independent and assisted living facilities are subject to varying degrees of federal, state and local regulation and licensing by local and state health and social service agencies and other regulatory authorities.
While regulations and licensing requirements often vary significantly from state to state, they typically address, among other things, personnel education, training and records; facility services; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. In many states, senior independent and assisted living facilities also are subject to state or local building codes, fire codes and food service licensing or certification requirements. Assisted living facilities may be subject to periodic survey or inspection by governmental authorities. To date, state regulation has not had a material adverse effect on the Company's ability to offer services or conduct its business. In certain states where the Company operates and where the Company may operate in the future, the Company may be unable to provide certain higher levels of assisted living services without obtaining the appropriate licenses. The Company's success will depend in part on its ability to satisfy such regulations and requirements and to acquire and maintain required licenses. The

Company's operations could also be adversely affected by, among other things, regulatory developments such as revisions in licensing and certification standards.

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

   On March 17, 1998, the Company and the Landlord amended the Office Lease, pursuant to which the Company and the Landlord agreed (i) to relocate the Company's corporate office from the 48th floor to the 44th floor effective
April 24, 1998, (ii) to increase the space leased by the Company to approximately 22,600 square feet and (iii) to extend the term of the Office Lease until April 30, 2005. The base rent under the amended Office Lease continues to be $18.50 per square foot, escalating $0.75 per square foot on each May 1 of the term commencing May 1, 1999. In consideration for executing the amendment of the Office Lease, which required the Company to relocate to another floor and to lease additional space, the Company received a $452,000 cash payment from the Landlord.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   The Company operates 13 senior independent and assisted living facilities containing a total of 2,808 units as of December 31, 1997. Four of such facilities are owned by the Company, seven facilities are leased by the Company and two facilities (one of which is owned by PGI) are managed by Brookdale pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with certain activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior independents to age-in-place and thereby maintain their residency for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

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

LIQUIDITY AND CAPITAL RESOURCES

   On May 7, 1997, the Company completed the IPO of 4,500,000 shares of common stock, $.01 par value per share, at $11.50 per share. The underwriters of the IPO exercised their over-allotment option, and on June 3, 1997, the Company sold an additional 675,000 shares of the Company's common stock at $11.50 per share. The proceeds from the IPO (including the exercise of the underwriters' over-allotment option), net of related underwriting discounts and commissions and offering costs, totaled approximately $51.4 million. The Company used approximately $40.1 million of the net proceeds from the IPO to fund (i) the purchase prices for facilities purchased in connection with the IPO, (ii) cash collateral deposits required with respect to financings assumed in connection with the IPO and (iii) expenses incurred in connection with the IPO. The remaining net proceeds were used to finance a portion of subsequent acquisitions and developments of senior independent and assisted living facilities and working capital and general corporate purposes.

   On December 24, 1997, the Company completed a follow-on public offering of 2,000,000 shares of common stock, $.01 par value per share, at $16.6875 per share. The underwriters of the offering exercised their over-allotment option, and on January 21, 1998, the

Company sold an additional 300,000 shares of the Company's common stock at $16.6875 per share. The proceeds from such offering (including the exercise of the underwriters' over-allotment option), net of related underwriting discounts and commissions and offering costs, totaled approximately $35.6 million. The Company used approximately $20.0 million of such net proceeds to repay outstanding indebtedness and $5.8 million to fund the deposit for the Harbor Village facility and the balance of $9.8 million to fund lease security deposits made in connection with the facility lease transactions consummated subsequent to such offering. The remaining net proceeds will be used to finance a portion of subsequent acquisitions and developments of senior independent and assisted living facilities and working capital and general corporate purposes.

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

   Net cash (used in) provided by investing activities totaled approximately ($61.6) million, $25.3 million, and ($703,000) for each of the years ended 1997, 1996 and 1995. Investing activities during 1997 included cash used in the acquisition of the Hawthorn Lakes and Edina Park Plaza facilities and cash used to acquire a third party's interest in The Heritage and The Devonshire facilities (collectively, $47.6 million) and $8.3 million in property under development, during 1996 proceeds from the sale of The Hallmark facility of $24.1 million, and during 1995 an increase in restricted cash of $571,000.

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

   The Company currently plans to acquire or lease 4 to 6 senior independent and assisted living facilities per year containing an aggregate of approximately 800 to 1,200 units, and to commence development of 2 to 3 new facilities per year containing approximately 220 units. The Company anticipates that new developments will require 8 to 10 months for pre-construction development, 12 to 14 months for construction and approximately 12 months after opening to achieve a stabilized occupancy rate of approximately 95%. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $30.0 million, or approximately $135,000 per unit. At March 26, 1998, the Company had 5 sites under development for new senior independent and assisted living facilities, 2 of which were under construction. Capital expenditures related to the 2 sites under development have aggregate construction commitments of $61.0 million, of which $51.0 million will be funded from the development commitment described below. Capital expenditures related to the Company's existing facilities are estimated to be approximately $3.0 million to $5.0 million in the aggregate in 1998. The Company anticipates that it will use a combination of cash on hand, remaining net proceeds from the follow-on offering, additional equity financing and debt financing, lease transactions and cash generated from operations to fund its acquisition and development activities. The Company currently estimates that the cash generated from operations, remaining net proceeds from the follow-on offering, together with cash on hand, existing debt facilities and commitments and anticipated financing, will be sufficient to meet its liquidity needs for at least 12 months. Thereafter, in order to achieve its growth plans, the Company will be required to obtain a substantial amount of additional debt and equity financing and to generate additional cash flow through the consummation of operating lease transactions. The Company presently has no commitment, arrangement or understanding regarding financing to fund the debt portion of the Company's acquisition and development plans other than the $100.0 million commitment from The Capital Company of America, Ltd. (formerly known as Nomura Asset Capital Corporation) for development projects. There can be no assurance that the Company will be able to obtain the financing necessary for its acquisition and development programs. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans and, therefore, could have a material adverse effect on the Company's growth plans.

   As of December 31, 1997, the Company had $65.0 million of long-term indebtedness in tax-exempt bonds with floating rates. The interest rates (exclusive of credit enhancement and other fees) on such debt averaged 3.7%, 3.4% and 3.9% during the years ended, and were 3.78%, 4.07% and 5.16% as of, December 31, 1997, 1996 and 1995, respectively. Such tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents. The Company may obtain similar bond financing for future facilities.

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
                                                    ========           =========         =========

(1)  The period includes operations from May 7, 1997 through June 30, 1997.

   To date, Brookdale's ability to increase cash flow to meet rising costs has not been adversely affected in any material way by existing, or proposed, rent control ordinances. Rent control ordinances may not be applicable to Brookdale's facilities due to the services provided for the monthly fees charged to its residents. If Brookdale's facilities were subject to rent control ordinances, an imposed limitation on the resident fees that Brookdale may charge at such a facility could impair Brookdale's ability to meet any rising costs of operating the facility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Election of Directors" and "Other Information-Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement filed April 20, 1998 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain information regarding executive officers is contained in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated herein by reference to the information contained under the headings "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Report of Compensation Committee" in the Company's definitive Proxy Statement filed April 20, 1998 under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated herein by reference to the information contained under the heading "Principal Security Holders of the Company" in the Company's definitive Proxy Statement filed April 20, 1998 under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated herein by reference to the information contained under the heading "Other Information-Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement filed April 20, 1998 under the Exchange Act.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet of Brookdale Living Communities, Inc. as of December 31, 1997 and Combined Balance Sheet of Predecessor
Properties (predecessor to Brookdale Living Communities, Inc.) as of December 31, 1996

Consolidated Statement of Operations of Brookdale Living Communities, Inc. for the period from May 7, 1997 through December 31, 1997 and Combined Statements of Operations of Predecessor Properties (predecessor to Brookdale Living Communities, Inc.) for the period from January 1, 1997 through May 6, 1997 and the years ended December 31, 1996 and 1995

Consolidated Statement of Stockholders' Equity of Brookdale Living Communities Inc. for the period from May 7, 1997 through December
31, 1997

Combined Statements of Changes in Partners' Capital (Deficit) of
Predecessor Properties (predecessor to Brookdale Living Communities, Inc.) for the period January 1, 1997 through May 6, 1997 and the years ended December 31, 1996 and 1995

Consolidated Statement of Cash Flows of Brookdale Living Communities, Inc. for the period from May 7, 1997 through December 31, 1997 and Combined Statements of Cash Flows of Predecessor Properties (predecessor to Brookdale Living Communities, Inc.) for the period from January 1, 1997 through May 6, 1997 and the years ended December 31, 1996 and 1995

Notes to Consolidated and Combined Financial Statements of Brookdale Living Communities, Inc. and the Predecessor Properties (predecessor to Brookdale Living Communities, Inc.)


(a) 2.  FINANCIAL STATEMENT SCHEDULES

   All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

(a) 3. EXHIBITS

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

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 10.69 Securities Pledge Agreement dated as of December 17, 1997 by Brookdale Living Communities of New Jersey, Inc. in favor of The Brendenwood Business Trust and Wilmington Trust Company, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.11 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.70 Indemnity Agreement dated as of December 17, 1997 from Brookdale Living Communities, Inc. in favor of Wilmington Trust Company and FBTC Leasing Corp., as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.12 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.71 Guaranty and Suretyship Agreement dated as of December 22, 1997 from Brookdale Living Communities of New Jersey, Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.13 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.72 Environmental Indemnity Agreement dated as of December 22, 1997 from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on February 17, 1998 as Exhibit 10.14 to the Company's Form 8-K dated December 17, 1997 (File No. 0-22253) and incorporated herein by reference

 10.73* Loan Agreement dated as of November 21, 1997 by and among The Gables of Business Trust, Brookdale Living Communities of Connecticut, Inc. and Nomura Asset Capital Corporation

 10.74* Certificate Pledge Agreement dated as of November 21, 1997 by Brookdale Living Communities of Connecticut, Inc. in favor of The Gables Business Trust

 10.75* Securities Pledge Agreement dated as of November 21, 1997 by Brookdale Living Communities of Connecticut, Inc. in favor of The Gables Business Trust and Wilmington Trust Company

 10.76* Indemnity Agreement dated as of November 21, 1997 from the Company in favor of Wilmington Trust Company and FBTC Leasing Corp.

 10.77* Guaranty and Suretyship Agreement dated as of November 21, 1997 from Brookdale Living Communities of Connecticut, Inc. in favor of Nomura Asset Capital Corporation

 10.78* Environmental Indemnity Agreement dated as of November 21, 1997 from the Company in favor of Nomura Asset Capital Corporation

 10.79* Amended and Restated Employment Agreement dated as of November 3, 1997 by and between the Company and Matthew F. Whitlock

 21.1 Subsidiaries of the Company, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 21.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

 23.1       Consent of Ernst & Young LLP

 27.1*      Financial Data Schedule
-----------------------------------

* Previously filed.


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

                                      BROOKDALE LIVING COMMUNITIES, INC.
                                      ----------------------------------------
                                      Registrant


Dated:  March 31, 1999                /s/ Mark J. Schulte
                                      ----------------------------------------
                                      Mark J. Schulte
                                      President and Chief Executive Officer

Dated:  March 31, 1999                /s/ Darryl W. Copeland, Jr.
                                      ----------------------------------------
                                      Darryl W. Copeland, Jr.
                                      Executive Vice President and
                                      Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael W. Reschke                                March 31, 1999
----------------------------------
Michael W. Reschke
Chairman of the Board, Director


/s/ Mark J. Schulte                                   March 31, 1999
----------------------------------
Mark J. Schulte
President and Chief Executive Officer, Director
(Principal Executive Officer)


/s/ Darryl W. Copeland, Jr.                           March 31, 1999
----------------------------------
Darryl W. Copeland, Jr.
Executive Vice President and
Chief Financial Officer, Director
(Principal Financial Officer)


/s/ R. Stanley Young                                  March 31, 1999
----------------------------------
R. Stanley Young
Senior Vice President-Finance
and Treasurer
(Principal Accounting Officer)


/s/ Wayne D. Boberg                                   March 31, 1999
----------------------------------
Wayne D. Boberg, Director


----------------------------------
Bruce L. Gewertz, Director


----------------------------------
Darryl W. Hartley-Leonard, Director


----------------------------------
Daniel J. Hennessy, Director

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS OF BROOKDALE LIVING
      COMMUNITIES, INC. AND SUBSIDIARIES AND PREDECESSOR PROPERTIES
           (PREDECESSOR TO BROOKDALE LIVING COMMUNITIES, INC.)

Report of Independent Auditors..............................     F-1

Consolidated Balance Sheet of Brookdale Living
Communities, Inc. as of December 31, 1997 and Combined
Balance Sheet of Predecessor Properties (predecessor to
Brookdale Living Communities, Inc.) as of December 31,
1996........................................................     F-2

Consolidated Statement of Operations of Brookdale Living
Communities, Inc. for the period from May 7, 1997 through
December 31, 1997 and Combined Statements of Operations of
Predecessor Properties (predecessor to Brookdale Living
Communities, Inc.) for the period from January 1, 1997
through May 6, 1997 and the years ended December 31, 1996
and 1995....................................................     F-3

Consolidated Statement of Stockholders' Equity of
Brookdale Living Communities, Inc. for the period from May
7, 1997 through December 31, 1997...........................     F-4

Combined Statements of Changes in Partners' Capital
(Deficit) of Predecessor Properties (predecessor to
Brookdale Living Communities, Inc.) for the period January
1, 1997 through May 6, 1997 and the years ended December
31, 1996 and 1995...........................................     F-5

Consolidated Statement of Cash Flows of Brookdale Living
Communities, Inc. for the period from May 7, 1997 through
December 31, 1997 and Combined Statements of Cash Flows of
Predecessor Properties (predecessor to Brookdale Living
Communities, Inc.) for the period from January 1, 1997
through May 6, 1997 and the years ended December 31, 1996
and 1995....................................................     F-6

Notes to Consolidated and Combined Financial Statements of
Brookdale Living Communities, Inc. and the Predecessor
Properties (predecessor to Brookdale Living Communities,
Inc.).......................................................     F-8

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

   The consolidated financial statements include the financial statements of Brookdale Living Communities, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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