Form 10-Q/A
period 1998-03-31
BROOKDALE LIVING COMMUNITIES INC
filed 1999-03-31
CIK 1023010

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

               77 W. Wacker Drive, Suite 4400, Chicago, IL 60601
--------------------------------------------------------------------------------
  (Former name, former address, or former fiscal year, if changed since last report)

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

     BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
         AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

                  CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                (In Thousands)
                                  (Unaudited)

                                                                                    March 31, 1998   December 31, 1997
                                                                                    --------------   -----------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents..................................................            $     7,935         $    13,292
Accounts receivable........................................................                    763                 843
Deferred tax asset.........................................................                     45                 385
Notes receivable...........................................................                  7,446                   -
Prepaid expenses and deposits..............................................                  1,177                 790
Reimbursable leasehold improvements........................................                    735                 210
Other......................................................................                    793               1,063
                                                                                       -----------         -----------
        Total current assets...............................................                 18,894              16,583
Property, plant and equipment..............................................                113,880             113,294
Accumulated depreciation...................................................                 (3,048)             (2,164)
                                                                                       -----------         -----------
Property, plant and equipment, net.........................................                110,832             111,130
Property under development.................................................                  5,461              11,427
Cash--restricted...........................................................                  7,087               5,920
Long-term investments--restricted...........................................                  2,300                   -
Letter of credit deposit...................................................                 12,566              12,138
Lease security deposits....................................................                 24,646              18,542
Development fee receivable.................................................                  1,516                   -
Deferred costs, net........................................................                  4,263               3,230
Deferred tax asset.........................................................                  4,173               4,199
                                                                                       -----------         -----------
        Total assets.......................................................            $   191,738         $   183,169
                                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt..........................................            $       291         $       286
Current portion of deferred gain on sale of property.......................                    806                 806
Prepaid rent...............................................................                     29                 108
Accrued interest payable...................................................                    430                 566
Accrued real estate taxes..................................................                  1,890               1,284
Accounts payable and accrued expenses......................................                  3,794               2,972
Income taxes payable.......................................................                    253                 236
Tenant entrance and security deposits......................................                  4,606               4,377
                                                                                       -----------         -----------
        Total current liabilities..........................................                 12,099              10,635
Deferred lease liability...................................................                  2,515               1,811
Long-term debt, less current portion.......................................                 95,822              95,881
Deferred gain on sale of property, less current portion....................                 16,721              16,922
Other......................................................................                    915                   -
                                                                                       -----------         -----------
        Total liabilities..................................................                128,072             125,249
Common stock, $.01 par value, 75,000 shares
        authorized; 9,475 and 9,175 issued and outstanding
        at March 31, 1998 and December 31, 1997, respectively..............                     95                  92
Additional paid-in-capital.................................................                 62,015              57,383
Accumulated earnings.......................................................                  1,556                 445
                                                                                       -----------         -----------
        Total stockholders' equity.........................................                 63,666              57,920
                                                                                       -----------         -----------
        Total liabilities and stockholders' equity.........................            $   191,738         $   183,169
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

     BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
         AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED
                  STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                                (In Thousands)
                                  (Unaudited)

                                                                                              Brookdale Living     Predecessor
                                                                                              Communities, Inc.    Properties
                                                                                                 period from       period from
                                                                                               January 1, 1998   January 1, 1997
                                                                                                   through          through
                                                                                               March 31, 1998    March 31, 1997
                                                                                              ---------------   ---------------
Cash Flows from Operating Activities
Net income (loss)....................................................................              $    1,111        $     (466)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
       Depreciation and amortization.................................................                   1,226               651
       Decrease in deferred tax assets...............................................                     366                 -
       Minority interest.............................................................                       -                82
       Increase in deferred lease liability..........................................                     704               300
       Deferred gain on sale of property.............................................                    (201)             (201)
       Decrease (increase) in accounts receivable....................................                      80               (47)
       Decrease in prepaid rent asset................................................                       -             1,251
       Change in due from/to affiliates, net.........................................                       -                41
       Increase in prepaid expenses and deposits.....................................                    (340)                -
       Decrease (increase) in other assets...........................................                     270              (137)
       Increase in development fee receivable........................................                  (1,516)                -
       Decrease in prepaid rent liability............................................                    (349)             (597)
       Decrease in accrued interest payable..........................................                    (136)              (25)
       Increase (decrease) in accrued real estate taxes..............................                     606               (47)
       Increase in accounts payable and accrued expenses.............................                     822               261
       (Decrease) increase in tenant entrance and security deposits..................                     (65)               46
       Increase in income taxes payable..............................................                      17               169
                                                                                                   ----------        ----------
               Net cash provided by operating activities.............................                   2,595             1,281

Cash Flows from Investing Activities
     Cash paid for lease security deposits and acquisitions..........................                  (5,277)                -
     Cash paid for property under development........................................                  (3,780)                -
     Cash paid for reimbursable leasehold improvements...............................                    (525)                -
     Additions to property, plant and equipment......................................                    (586)             (104)
     Increase in lease security deposits.............................................                    (320)                -
     Increase in cash--restricted.....................................................                    (242)             (248)
                                                                                                   ----------        ----------
               Cash used in investing activities.....................................                 (10,730)             (352)

Cash Flows from Financing Activities
     Repayment of long-term debt.....................................................                     (54)                -
     Increase in letter of credit deposit............................................                    (428)                -
     Increase in deferred costs......................................................                  (1,375)             (227)
     Distributions to partners.......................................................                       -            (1,186)
     Net proceeds from offering......................................................                   4,635                 -
                                                                                                   ----------        ----------
               Net cash provided by (used in) financing activities...................                   2,778            (1,413)
                                                                                                   ----------        ----------
               Net decrease in cash and cash equivalents.............................                  (5,357)             (484)
               Cash and cash equivalents at beginning of period......................                  13,292             4,230
                                                                                                   ----------        ----------
               Cash and cash equivalents at end of period............................              $    7,935        $    3,746
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

      BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")
         AND PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

       CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED
                  STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                                (In Thousands)
                                  (Unaudited)

                                                                             Brookdale Living       Predecessor
                                                                             Communities, Inc.      Properties
                                                                                period from         period from
                                                                             January 1, 1998      January 1, 1997
                                                                                 through              through
                                                                              March 31, 1998       March 31, 1997
                                                                             ----------------     ---------------
Supplemental Disclosure of Cash Flow Information:

Interest Paid.............................................................    $         1,198     $           560
                                                                              ===============     ===============

Income Taxes Paid.........................................................    $            16     $             -
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

Projects In Development:
-----------------------
Glen Ellyn, Illinois
New York (Battery Park City), New York

(1)  Collectively referred to as "the Predecessor Properties"
(2)  Management services commenced May 7, 1997
(3)  Management services commenced July 1, 1997
(4)  The Company is developing these projects for third party owners
(5)  Construction commenced in April, 1998

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

  10.19 Guaranty Agreement, dated as of March 31, 1998, issued by AH Texas CPG, Inc. and AH Texas Subordinated, LLC in favor of BLC of Texas-II, L.P., as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.9 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

  10.20 Collateral Assignment of Partnership Interests, dated as of March 31, 1998, issued by AH Texas CPG, Inc. and AH Texas Subordinated, LLC for the benefit of BLC of Texas-II, L.P., as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.10 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

  10.21* Development Agreement, dated as of March 31, 1998, by and between Brookdale Living Communities, Inc. and National Development Eastern Associates, Inc.

  10.22* Agreement to Assign Agreement of Sale and Purchase, dated as of March
         31, 1998, by and among Brookdale Living Communities, Inc., National Development Eastern Associates, Inc., Kenneth A. LeDonne, Robert A. LeDonne, Karen A. LeDonne, Peter O. LeDonne and Dorthea J. LeDonne

  27.1*  Financial Data Schedule

--------------------------------
* Previously filed.

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


                                        BROOKDALE LIVING COMMUNITIES, INC.
                                        ----------------------------------
                                        Registrant


Date:  March 30, 1999                   /s/ Mark J. Schulte
       ------------------------         ----------------------------------
                                        Mark J. Schulte
                                        President and
                                        Chief Executive Officer


Date:  March 30, 1999                   /s/ Darryl W. Copeland, Jr.
       ------------------------         ----------------------------------
                                        Darryl W. Copeland, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer