Form 10-K
period 1998-12-31
BROOKDALE LIVING COMMUNITIES INC
filed 1999-04-01
CIK 1023010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended  December 31, 1998
                           ----------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the transition period from --------------------- to -----------------------

Commission File Number    0-22253
                          -------

                       BROOKDALE LIVING COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                             36-4103821
---------------------------------------------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


               77 West Wacker Drive, Suite 4400, Chicago, IL 60601
              (Address of principal executive offices and zip code)

                                 (312) 977-3700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 25, 1999, there were 11,572,082 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's shares held on such date by non-affiliates of the Registrant, based on the closing price ($14.94 per share) of the Registrant's common stock on the Nasdaq National
Market  on  such  date,  was   $172,886,905.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999.



                      BROOKDALE LIVING COMMUNITIES, INC.

                                    Form 10-K

                                December 31, 1998

                                TABLE OF CONTENTS
                                -----------------
Part I                                                                                   Page
------                                                                                   ----
Item 1.   Business ..................................................................       1
Item 2.   Properties ................................................................       9
Item 3.   Legal Proceedings .........................................................      10
Item 4.   Submission of Matters to a Vote of Security Holders .......................      10

Part II
-------
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters .....      10
Item 6.   Selected Financial Data ...................................................      10
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .....................................................      12
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ................      17
Item 8.   Financial Statements and Supplementary Data ...............................      17
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ......................................................      35

Part III
--------
Item 10.  Directors and Executive Officers of the Registrant ........................      35
Item 11.  Executive Compensation ....................................................      35
Item 12.  Security Ownership of Certain Beneficial Owners and Management ............      35
Item 13.  Certain Relationships and Related Transactions ............................      35

Part IV
-------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........      35

Signatures ..........................................................................      45


                                     PART I


ITEM 1.   BUSINESS.

The Company

     Brookdale Living Communities, Inc. and its subsidiaries (collectively, the "Company" or "Brookdale") provide senior independent and assisted living services to the elderly through their facilities located in urban and suburban areas of major metropolitan markets. As of December 31, 1998, the Company operated 18 senior independent and assisted living facilities in 11 states containing a total of 3,903 units which, as of December 31, 1998, were 95% occupied. The Company owns 4 of such facilities, leases 12 facilities and manages 2 facilities pursuant to management contracts. With facilities that contained an average of approximately 217 units, the Company believes it is able to achieve economies of scale within its facilities and provide senior independent and assisted living services in a more cost-effective manner. The Company plans to acquire or lease approximately 4 to 6 facilities per year containing an aggregate of approximately 800 to 1,200 units, and to commence development of 2 to 3 new facilities per year containing approximately 220 units each.

     Brookdale's facilities are designed for middle to upper income residents who desire an upscale residential environment providing the highest level of quality, care and value. The Company's objective is to allow its residents to age-in-place by providing them with a continuum of senior independent and assisted living services. The residents in a Brookdale facility have the ability to maintain their residency in such facility for an extended period of time due to the range of service options available to such residents as their needs change. An individual can move into a Brookdale facility while the individual is able to live independently, requiring little or no assistance with the activities of daily living. As the resident ages and requires more assistance with the activities of daily living, the resident is able to receive an enhanced level of services at the Brookdale facility and does not have to move to another facility to receive such level of services. The ability to allow residents to age-in-place is beneficial to Brookdale's residents as well as their families who are burdened with care option decisions for their elderly relatives. In addition to studio, one-bedroom and two-bedroom units, the Company provides all residents with basic services, such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation and recreational activities. For residents who require additional supplemental care services, the Company provides assistance with activities of daily living. As of December 31, 1998, the average age of Brookdale's residents was approximately 82 years old, and many of these residents require some level of assistance with their activities of daily living. The Company intends to bring "in-house" as many of these services as practicable and has established a program providing various levels and combinations of these services called "Personally Yours"SM. The levels of care provided by the Company to residents vary from facility to facility depending upon the licensing requirements of the state in which the facility is located.

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

     At the completion of the Company's initial public offering of its common stock on May 7, 1997 (the "IPO"), the shares of the Company owned by such affiliate were repurchased by the Company at a nominal price in accordance with a subscription agreement between the Company and such affiliate. In connection with the completion of the IPO, PGI and senior management of the Company contributed their interests in the senior independent and assisted living division of PGI to the Company in exchange for 2,000,000 shares of the Company's common stock. PGI also purchased 2,500,000 shares of the 4,500,000 shares of the Company's common stock sold in the IPO. Since the IPO, the Company has managed, and continues to manage, The Island on Lake Travis facility, which continues to be owned by PGI. The Company's principal executive offices are located at 77 West Wacker Drive, Suite 4400, Chicago, Illinois 60601, and its telephone number is (312) 977-3700.

Cautionary Statements

     This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that forward-looking statements, including those regarding the intent, belief, or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures within the industry and/or the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. Except as required by law, the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

Business and Growth Strategy

     The Company's business and growth strategy is based on the following key elements:

     Purchase and Lease Existing Senior Independent and Assisted Living Facilities. The Company believes that significant opportunities exist to take advantage of the fragmented senior independent and assisted living industry by selectively purchasing or leasing existing facilities. The Company's acquisition and leasing strategy has focused, and will continue to focus, primarily on facilities that are designed or can be repositioned by the Company, by improving or enhancing available services and amenities, for middle to upper-income private pay residents. Facilities which the Company expects to purchase or lease will primarily consist of large facilities, similar to the Company's current facilities that contain an average of approximately 217 units, located in urban and suburban areas of major metropolitan markets. See "--Acquisitions, Leases and Development."

     Develop the Brookdale Prototype Facility in Targeted Markets. The Company intends to continue to leverage its development expertise and construct its prototype facility on selected sites located in urban and suburban areas of major metropolitan markets. The Company's prototype facility, which is flexible and can be adapted to the specific requirements of individual markets and site requirements, contains 220 units, but can be constructed to accommodate between 150 and 250 units. The prototype offers a mix of studio, one-bedroom and two-bedroom units and common areas providing premium amenities. The Company intends to begin development of at least 2 to 3 facilities on behalf of third parties in each of the next 5 years and anticipates that each development will require approximately 22 to 24 months to complete. See "--Acquisitions, Leases and Development."

     Provide Access to a Full Continuum of Senior Independent and Assisted Living Services. The Company's strategy is to provide access to a full continuum of senior independent and assisted living services that allows its residents to age-in-place. These services are provided either by the Company or by outside agencies. It is the Company's strategy to increase the availability of additional services and to capture the incremental revenue generated by providing these services through Company employees. In addition, one of Brookdale's goals is to establish hospital or health care network affiliations for each of its facilities. Hospital and health care network affiliations provide for on-site physician and nursing services and facilitate the provision of health care services and wellness programs to the

Company's residents. In addition, the Company is presently developing an 82-bed skilled nursing facility on the campus of The Devonshire facility located in Lisle, Illinois. The Company does not currently intend to pursue the development of additional skilled nursing facilities at its other facilities. See "--Company Operations -- Hospital and Health Care Network Affiliations."

     Utilize Sophisticated Marketing Programs to Maintain High Occupancy Rates. The Company utilizes sophisticated marketing programs to achieve high occupancy rates. As of December 31, 1998, the Company's facilities were 95% occupied. The Company believes that its marketing programs will improve the occupancy rates of facilities that the Company purchases or leases in the future. The Company's marketing programs are designed to create community awareness of the Company, its facilities and its services, and to cultivate relationships with referral sources such as health care providers, physicians, clergy, area agencies for the elderly, home health agencies and social workers. In addition, hospital affiliations have been successfully implemented by the Company at certain of its facilities, which provide referrals of prospective residents. The Company believes that the success of its marketing programs is demonstrated not only by its high occupancy rates, but also by the Company's ability to maintain waiting lists at its facilities for prospective residents who pay a deposit in order to be included on such lists. See "--Company Operations--Marketing and Sales."

     Utilize Operational Expertise to Enhance Profitability. The Company has developed and implemented sophisticated management and operational procedures resulting in strong operating margins and occupancy rates. These procedures include securing national vendor contracts to ensure consistent low pricing, implementing sophisticated budgeting and financial controls at each facility and establishing standardized training and operations procedures. Although the Company's business is not dependent on its national vendor contracts, such contracts provide the Company with better pricing on required goods and services due to high volume purchases from a few national vendors. There are, however, several other vendors from whom the Company could purchase its required goods and services if the national vendor contracts were to be terminated or were to expire. The Company believes that the systematic implementation of its management and operating policies will enable the Company to enhance the financial performance of its existing and future facilities and will continue to improve the profitability of its stabilized facilities.

     Expand Facilities Where Economically Advantageous. The Company has found that certain of its facilities with stabilized occupancies benefit from additions and expansions offering increased capacity, as well as additional levels of service for residents requiring higher levels of care. Furthermore, the expansion of existing facilities allows the Company to enhance its economies of scale by increasing the revenue base at a facility while leveraging such facility's existing infrastructure such as the laundry equipment and the kitchen. In addition to the planned 82-bed skilled nursing facility on the campus of The Devonshire facility, the Company is currently expanding its Hawthorn Lakes facility located in Vernon Hills, Illinois with an additional 54 assisted living units.

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

     Depending on the particular facility and as dictated by state licensing requirements, the Company also provides assistance with activities of daily living such as dressing and bathing and medication administration or reminders. The Company plans to expand its supplemental service offerings, as permitted by licensing, in order to capture incremental revenue and enable its residents to remain in its facilities longer. In addition, where practicable, the Company intends to obtain licensing to provide home health services to residents. At present, many residents receive supplemental health care services from outside third parties. The Company's ability to provide certain services depends on the licensing requirements of particular states. However, the Company's general strategy is to provide assistance with activities of daily living, subject to states licensing limitations.

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

   Hospital and Health Care Network Affiliations

     Another key element in the Company's operating strategy is to establish affiliations between Brookdale's facilities and hospitals and health care networks. Hospital and health care network affiliations provide for on-site physician and nursing services and facilitate the provision of health care services and wellness programs to the Company's residents and provide the Company with a referral source. Such affiliations exist at various Brookdale facilities. As examples, The Hallmark (located in Chicago, Illinois) and The Heritage (located in Des Plaines, Illinois) facilities are affiliated with Saint Joseph Health Centers and Hospital and Holy Family Hospital, respectively, pursuant to agreements with the respective hospitals. The agreements establishing the affiliations typically grant the hospital or health care network the right to lease space at a Brookdale facility and provide that the hospital or health care network will maintain centers in the facility to make services available to facility residents. The hospital or health care network pays rent for its leased space and is compensated for making the services they render available at the facility. The annual amounts paid by the hospital or health care network approximate the annual amounts paid to such hospital or health care network. The Company intends to establish affiliations with hospitals and health care networks if the Company believes such affiliations would be beneficial to the residents of the facility and if the facility can accommodate such affiliations.

Acquisitions, Leases and Development

     The Company evaluates markets for acquisition, lease and development opportunities based on demographics and market studies. The Company's acquisition, lease and development strategy focuses on the urban and suburban areas of major metropolitan markets.

   Acquisitions and Leases

     The Company currently expects to purchase or lease 4 to 6 facilities per year containing an aggregate of approximately 800 to 1,200 units. In some cases, the purchase contract for a facility may be assigned to a third party which would acquire the facility and in turn enter into an operating lease with a wholly-owned subsidiary of the Company, with the subsidiary obtaining substantially all of the benefits and risks of ownership. The Company utilizes an operating lease structure for its acquisitions in order to minimize its overall cost of capital.

     The Company may acquire facilities as a means of entry into new markets and may also attempt to increase its market share in existing markets through selected acquisitions based on its experience in and knowledge of existing markets. Acquisitions are expected to consist primarily of large facilities that are similar to the Company's current facilities, which average approximately 217 units per facility. In reviewing acquisition opportunities, the Company considers, among other things, underlying demographics, facility location within its neighborhood or community, the current reputation of the facility in the marketplace and the ability of the Company to improve or enhance a facility's available services and amenities. Further, the Company evaluates the opportunity to improve or enhance services and operating results through the implementation of the Company's standard operating procedures.

   Development

     It is the Company's development strategy to commence the development and construction of 2 to 3 facilities per year on behalf of third party owners. The Company's flexible prototype facility contains approximately 220 units, but can be constructed to accommodate between 150 to 250 units. The size of a particular facility will depend on site size, zoning and underlying market characteristics. The Company's 220-unit prototype contains approximately 220,000 square feet in a four-story building and contains a mix of studio, one-bedroom and two-bedroom units. In addition to the living units, the Company's prototype contains common areas for residents, including a living room, library, lounges, billiards room, multi-purpose room, arts and crafts room, exercise room, convenience store, beauty/barber shop, mail room, common dining room and private dining room. The Company anticipates that new developments will require 8 to 10 months for pre-construction development, 12 to 14 months for construction and approximately 12 months after opening to achieve stabilized occupancy. The total construction costs for the 220-unit prototype, including construction period financing costs and operating deficits during the lease-up period, are estimated to be approximately $35.0 million, or approximately $159,000 per unit.

     The Company evaluates markets in which to develop its prototype based on a number of factors, including demographic profiles of both potential residents and their adult children, existing competitors and the foreseeable level of new entrants in the market, estimated market demand and zoning prospects. Site selection is based on established criteria relating to land cost and condition, visibility, accessibility, immediate adjacencies, community perception and zoning prospects. Full market feasibility studies, which include evaluations of all potential competitors, extensive interviews with key municipal officials and health care providers, and demographic studies are conducted for each site.

     The table set forth below summarizes certain information related to the Company's operating lease transactions and developments during 1998:


                                            Operating Leases
                                            ----------------
         Property                  Location                           Units         Date Acquired
         --------                  --------                           -----         -------------
         Harbor Village            Chicago, Illinois                    276         March 6, 1998
         The Atrium                San Jose, California                 292         May 12, 1998
         The Chatfield             West Hartford, Connecticut           120         July 2, 1998
         The Ponce de Leon         Santa Fe, New Mexico                 144         October 21, 1998
         Woodside Terrace          Redwood City, California             270         December 22, 1998
                                                                      -----
                                        Total Units                   1,102
                                                                      =====

     On January 19, 1999,  the Company  entered into an operating  lease for The
River  Bay  Club,  a  285-unit  senior  living   facility   located  in  Quincy,
Massachusetts.


                                         Third Party Developments
                                         ------------------------
                                                                                      Projected
         Development                    Location                      Units         Completion Date
         -----------                    --------                      -----         ---------------
         The Heritage at Austin         Austin, Texas                   209         June, 1999
         The Heritage at Southfield     Southfield, Michigan            219         June, 1999
         The Meadows of Glen Ellyn      Glen Ellyn, Illinois            233         January, 2000
         The Heritage at Raleigh        Raleigh, North Carolina         219         May, 2000
         The Hallmark at Battery Park   New York, New York              218         June, 2000
         The Heritage at Mt. Lebanon    Pittsburgh, Pennsylvania        233         February, 2001
                                                                      -----
                                            Total Units               1,331
                                                                      =====

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

     Although the Company currently does not participate in the Medicare or Medicaid programs, the hospitals and other health care providers with which it has affiliations do participate in those programs, and the Company may participate in the Medicare program at the skilled nursing facility to be constructed at The Devonshire facility. As of December 31, 1998, the Company is paid for services it provides to 12 residents in the state of Washington by the Department of Social and Health Services. Some portion of such funds are derived by such agency from the federal Medicaid program. Also, all of the Company's residents are eligible for Medicare benefits. Therefore, certain aspects of the Company's business are and will be subject to federal and state laws and regulations which govern financial and other arrangements between and among health care providers, suppliers and vendors. These laws prohibit certain direct and indirect payments and fee-splitting arrangements designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider or other entity or person for medical products and services. These laws include, but are not limited to, the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Office of the Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret these statutes liberally and enforce them aggressively. Congress and state legislatures have proposed legislation that would significantly expand the government's involvement in curtailing fraud and abuse and increase the monetary penalties for violation of these provisions. Violation of these laws can result in, among other things, loss of licensing, civil and criminal penalties for individuals and entities and exclusion of health care providers or suppliers from participation in the Medicare and/or Medicaid programs.

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

Employees

     As of December 31, 1998, the Company had approximately 1,700 employees, of which 78 were employed at the Company's headquarters. The Company believes employee relations are good.

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

Executive Officers

     The following table sets forth certain information concerning each of the Company's executive officers:


Name                          Age     Position with the Company
----                          ---     -------------------------
Michael W. Reschke .........  43      Chairman of the Board, Director
Mark J. Schulte ............  45      President and Chief Executive Officer, Director
Darryl W. Copeland, Jr. ....  39      Executive Vice President and Chief Financial Officer, Director
Robert J. Rudnik ...........  44      Executive Vice President, General Counsel and Secretary
R. Stanley Young ...........  46      Senior Vice President - Finance and Treasurer
David J. Schaus ............  43      Senior Vice President - Human Services
Matthew F. Whitlock ........  34      Vice President - Acquisitions
Stephan T. Beck ............  43      Vice President - Operations
Sheryl A. Wolf .............  36      Controller


     Michael W. Reschke has served as Chairman of the Board and as a Director of the Company since May 1997. Mr. Reschke founded PGI in 1981 and, since that time, has served as PGI's Chairman, Chief Executive Officer and President. For the last 18 years, Mr. Reschke has directed and managed the development, finance, construction, leasing, marketing, acquisition, renovation and property management activities of PGI. Mr. Reschke is also Chairman of the Board and a Director of Prime Retail, Inc. (NYSE:PRT), a publicly traded real estate investment trust involved in the ownership, acquisition, development and management of factory outlet centers and the successor in interest to the former retail division of PGI, and is Chairman of the Board and a Director of Prime Group Realty Trust (NYSE:PGE), a publicly traded real estate investment trust involved in the ownership, acquisition, development and management of office and industrial buildings and the successor in interest to the former office and industrial divisions of PGI. Mr. Reschke is also a member of the Board of Directors of Horizon Group Properties, Inc. (NASDAQ:HPGI), a publicly traded real estate investment trust involved in the ownership, acquisition, redevelopment and management of factory outlet centers. Mr. Reschke is licensed to practice law in the State of Illinois and is a certified public accountant. Mr. Reschke is a member of the Chairman's Roundtable and the Executive Committee of the National Realty Committee, as well as a full member of the Urban Land Institute. Mr. Reschke also serves on the Board of Visitors of the University of Illinois Law School.

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

     Darryl W. Copeland, Jr. has served as Executive Vice President and a director of the Company since May 1997 and as the Chief Financial Officer since May, 1998. From August 1989 to February 1997, Mr. Copeland was employed by Donaldson, Lufkin & Jenrette Securities Corporation as an investment banker, most recently serving as Senior Vice President in the Health Care and Leveraged Finance groups.

     Robert J. Rudnik has served as Executive Vice President, General Counsel and Secretary of the Company since July 1997. Mr. Rudnik also serves as Executive Vice President, General Counsel and Secretary of PGI. Mr. Rudnik has served in such capacity for PGI since 1984. Mr. Rudnik is licensed to practice law in the State of Illinois and is a member of the bar in the State of Florida.

     R. Stanley Young has served as Senior Vice President-Finance and Treasurer of the Company since August 1998. From 1977 to 1998, Mr. Young was with KPMG Peat Marwick LLP, and was admitted to the partnership in 1987. Mr. Young is a certified public accountant.

     David J. Schaus has served as Senior Vice President-Human Services of the Company since August 1998. From January 1997 to August 1998, Mr. Schaus was a principal in the firm of Workplace Dynamics, Inc., a human resources consulting firm, and from August 1989 to January 1997, Mr. Schaus served as Senior Vice President and Managing Director of Dain Rauscher, a financial services broker-dealer. Prior to joining Brookdale, Mr. Schaus had over twenty years of management experience.

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

     Stephan T. Beck has served as Vice President - Operations of the Company since May 1997. From January 1993 to May 1997, Mr. Beck was employed by PGI, most recently serving as Corporate Director of Operations of its Senior Housing Division. Prior to joining PGI, Mr. Beck was employed by Classic Residence by Hyatt as Executive Director of The Hallmark facility, which was then managed by Classic Residence by Hyatt, from August 1990 to December 1992.

     Sheryl A. Wolf has served as Controller of the Company since May 1997. From September 1991 to May 1997, Ms. Wolf was employed by PGI, most recently serving as Corporate Director of Finance of its Senior Housing Division.

ITEM 2.   PROPERTIES.

Facilities

     The following table sets forth certain information regarding the Company's facilities:


                                                                           Year      Occupancy Rate at    Ownership
Facility                                       Location            Units  Opened      December 31, (1)  Status(2)(3)
--------                                       --------            -----  ------     -----------------  ------------
                                                                                     1998     1997
                                                                                     ----     ----
The Hallmark............................    Chicago, IL             341     1990      99%     100%        Leased
The Devonshire (4)......................    Lisle, IL               321     1990     100%     100%        Owned
The Classic at West Palm Beach..........    West Palm Beach, FL     301     1990      95%      92%        Leased
The Heritage............................    Des Plaines, IL         254     1993      98%     100%        Owned
The Park Place..........................    Spokane, WA             208     1992      95%      88%        Leased
Edina Park Plaza........................    Edina, MN               208     1987      94%      96%        Owned
The Island on Lake Travis...............    Lago Vista, TX          207     1988      90%      91%        Managed
Hawthorn Lakes (4)......................    Vernon Hills, IL        202     1987      98%     100%        Owned
The Springs of East Mesa................    Mesa, AZ                185     1986      95%     100%        Leased
The Gables at Farmington................    Farmington, CT          172     1984      94%      99%        Leased
The Kenwood.............................    Minneapolis, MN         154     1987     100%     100%        Managed
The Brendenwood Retirement Community....    Voorhees, NJ            145     1987      92%      88%        Leased
The Gables at Brighton..................    Brighton, NY            103     1988      78%      95%        Leased
                                                                 ------
  Total Units as of December 31, 1997 ..                          2,801
                                                                 ------

Harbor Village (5)......................    Chicago, IL             276     1954      82%      78%        Leased
The Atrium..............................    San Jose, CA            292     1987     100%     N/A         Leased
The Chatfield...........................    West Hartford, CT       120     1989      91%     N/A         Leased
The Ponce de Leon.......................    Santa Fe, NM            144     1985      97%     N/A         Leased
Woodside Terrace........................    Redwood City, CA        270     1988      96%     N/A         Leased
                                                                 ------
  Total Units as of December 31, 1998 ..                          3,903
                                                                 ======

The River Bay Club......................    Quincy, MA              285     1986      (6)       N/A       Leased
------------------

(1) Occupancy rate is calculated by dividing total occupied units by total units operated as of such date.
(2) All facilities indicated as "Owned" are 100% owned by Brookdale.
(3) The operating lease terms vary from 1 to 5 years (with 5 to 14 one-year extension options) to 23 years (with two 25-year extension options).
(4) Total units  exclude  the planned  82-bed  skilled  nursing  facility at The
    Devonshire facility and the 54-unit expansion at the Hawthorn Lakes facility currently under construction.
(5) This facility was operated as an apartment building until 1991, at which point the prior owner purchased, substantially renovated and began operating it as a senior independent and assisted living facility.
(6) This facility was 94% leased on January 19, 1999, the date on which the Company began leasing this facility.


    The following table sets forth certain information regarding facilities under development by the Company for third parties:


                                                Estimated
         Location                                 Units              Status          Expected Opening
         --------                               --------             ------          ----------------
         Austin, TX ..........................       209       Under Construction       June, 1999
         Southfield, MI ......................       219       Under Construction       June, 1999
         Glen Ellyn, IL ......................       233       Under Construction      January, 2000
         Raleigh, NC .........................       219       Under Construction        May, 2000
         New York (Battery Park City), NY ....       218       Under Construction      August, 2000
         Pittsburgh, PA ......................       233         In Development       February, 2001
                                                --------
             Total Estimated Units ...........     1,331
                                                ========


Corporate Office Lease

     On September 25, 1997, the Company entered into a 5-year lease (the "Office Lease"), which commenced October 1, 1997, for its corporate office with 77 West Wacker Limited Partnership (the "Landlord"), a partnership which is currently owned by Prime Group Realty Trust, an affiliate of PGI. The original Office Lease provided for the lease by the Company of approximately 13,500 square feet of office space on the 48th floor, with base rent of $18.50 per square foot, escalating by $0.75 per square foot at each anniversary of the commencement date. On October 2, 1997, in consideration for the signing of the Office Lease, the Company received a $404,000 cash payment from the Landlord for tenant improvements which are amortized over the term of the Office Lease.

     On March 17, 1998, the Company and the Landlord amended the Office Lease, pursuant to which the Company and the Landlord agreed (i) to relocate the Company's corporate office from the 48th floor to the 44th floor effective April 24, 1998, (ii) to increase the space leased by the Company to approximately 22,600 square feet and (iii) to extend the term of the Office Lease until April 30, 2005. The base rent under the amended Office Lease continues to be $18.50 per square foot, escalating $0.75 per square foot on each May 1 of the term commencing May 1, 1999. In consideration for executing the amendment of the Office Lease, which required the Company to relocate to another floor and lease additional space, the Company received a $452,000 cash payment from the Landlord for tenant improvements which are amortized over the term of the amended Office Lease.

    The Company's corporate office is located at 77 West Wacker Drive, Suite 4400, Chicago, Illinois 60601.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

     The Company's common stock is listed and traded on the Nasdaq National Market ("Nasdaq") under the symbol "BLCI." The following table sets forth the high and low closing prices for the common stock, as reported by Nasdaq, for the periods indicated:


                                                              1998                      1997
                                                             ------                    ------
                                                         High      Low             High       Low
             First Quarter.....................        $ 25.25   $ 16.50         $    --   $    --
             Second Quarter (1)................          29.25     22.63           12.13     11.50
             Third Quarter.....................          25.63     17.44           19.00     11.88
             Fourth Quarter....................          21.59     13.25           20.63     16.50
------------------
(1) The common stock commenced trading on May 2, 1997.


     On March 25, 1999, the closing price for the common stock, as reported by Nasdaq was $14.94 per share. At such date, the Company had approximately 860 holders of record of common stock.

Dividend Policy

     The Company has never declared or paid any cash dividends on its common stock and currently plans to retain future earnings, if any, to finance the growth of the Company's business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on the financial condition, results of operations, terms of debt covenants and capital requirements of the Company as well as other factors deemed to be relevant by the Company's Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table presents selected financial and operating data for the Company. The selected financial data as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 have been derived from the consolidated financial statements of the Company and the audited combined financial statements of The Heritage, The Hallmark, The Devonshire, The Gables of Brighton, and The Springs of East Mesa facilities (the "Predecessor Properties") included elsewhere in this Annual Report on Form 10-K which should be read in conjunction with those financial statements and notes thereto. The selected financial data as of December 31, 1996, 1995 and 1994 and for the years ended December 31, 1995 and 1994 have been derived from the combined financial statements of the Predecessor

Properties not included in this Annual Report on Form 10-K which should be read in conjunction with those financial statements and notes thereto. The Company initiated operations on May 7, 1997 in connection with the consummation of the IPO.


                                                         Predecessor Properties
                                               -------------------------------------------
                                                 Years Ended December 31,                        Brookdale Living Communities, Inc.
                                                 ------------------------                       ----------------------------------
                                                                             January 1, to         May 7, to          Year Ended
                                                1994(1)  1995(1)  1996(1)    May 6, 1997(2)  December 31, 1997(2)  December 31, 1998
                                               -------   -------   -------   -------------    -----------------    -----------------
                                                              (in thousands, except per share and operating data)
Statement of Operations Data:
  Revenues .................................. $ 15,122  $ 21,848  $ 23,221      $ 10,473              $ 30,237            $ 77,701
  Facility operating expenses(3) ............  (11,270)  (13,253)  (12,805)       (6,102)              (15,892)            (39,935)
  Lease expense .............................       --        --        --        (3,042)               (6,942)            (17,876)
  General and administrative expenses(3) ....       --        --        --            --                (2,187)             (4,878)
  Depreciation and amortization .............   (4,029)   (4,598)   (3,527)         (857)               (2,967)             (4,853)
                                               --------  --------  --------      --------              --------            --------
  Operating (loss) income ...................     (177)    3,997     6,889           472                 2,249              10,159
  Interest (expense) income, net ............   (3,227)   (5,421)   (4,524)         (762)               (2,326)                122
                                               --------  --------  --------      --------              --------            --------
  (Loss) income before minority interest,
    (provision)/benefit for income taxes
    and extraordinary item ..................   (3,404)   (1,424)    2,365          (290)                  (77)             10,281
  Loss (income) allocated to minority
     interest ...............................    1,178       802      (756)         (138)                   --                  --
                                               --------  --------  --------      --------              --------            --------
   (Loss) income before (provision)/benefit
     benefit for income taxes and
     extraordinary item .....................   (2,226)     (622)    1,609          (428)                  (77)             10,281
   (Provision)/benefit for income taxes .....       --        --        --          (236)                  558              (3,627)
   Extraordinary item (net of deferred tax
     benefit for income taxes of $24 for 1997)      --     3,274        --            --                   (36)                 --
                                               --------  --------  --------      --------              --------            --------
   Net (loss) income ........................ $ (2,226) $  2,652  $  1,609      $   (664)             $    445            $  6,654
                                               ========  ========  ========      ========              ========            ========

   Basic earnings per common share ..........       --        --        --            --              $   0.06            $    0.68
   Diluted earnings per common share ........       --        --        --            --              $   0.06            $    0.67
   Basic weighted average shares
     outstanding ............................       --        --        --            --                 7,208                9,751
   Diluted weighted average shares
     outstanding ............................       --        --        --            --                 7,351                9,978
Selected Operating and Other Data:
   Number of facilities (at end of period)           3         3         5            (9)                   13                   18
   Total units operated (4) .................      916       916     1,204            (9)                2,801                3,903
   Occupancy rate (4)(6) ....................     95.6%     98.1%     99.7%           (9)                 96.4%                94.8%
   Average monthly revenue per unit (5)(6)     $ 1,732  $  2,015  $  2,050            (9)             $  1,965            $   2,046
Balance Sheet Data:
   Cash and cash equivalents ................  $ 4,127  $  5,086  $  4,230      $  1,915              $ 13,292            $   1,065
   Cash and investments-restricted (7) ......    2,047     1,733     1,089         2,269                 5,920                8,226
   Investment certificates - restricted .....       --        --        --            --                    --               15,951
   Letter of credit deposit (7) .............       --        --        --            --                12,138               13,919
   Lease security deposits (8) ..............       --        --        --            --                18,542               55,453
   Total assets .............................  102,579   100,325    57,836        55,982               183,169              244,633
   Total long-term debt .....................  101,242    99,627    65,000        65,000                96,167               95,880
   Total stockholders' equity and
     predecessor capital (deficit) ..........    1,852     3,597   (25,427)      (28,685)               57,920              101,316



(1) The historical financial and operating data for the years ended December 31, 1994, 1995 and 1996 represent combined historical financial data for the Predecessor Properties.

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

(5) Average monthly revenue per unit represents the average of the total monthly revenues divided by occupied units at the end of the period averaged over the respective period presented and for the period of time in operation during the period.

(6) For the year ended December 31, 1996, all the properties of the Predecessor Properties have been included in the occupancy rate. However, the average monthly revenue per unit excludes The Gables at Brighton and The Springs of East Mesa which were leased for less than a full month in 1996.

(7) Cash and investments-restricted represents segregated amounts to be used for the payment of real estate taxes and other operating activities and deposits in accordance with governmental and debt agreement requirements. Letter of credit deposit represents cash collateral securing the credit enhancement issued to secure the $65.0 million of tax-exempt bonds with respect to The Heritage and The Devonshire facilities. The Company earns interest income on both cash and investments-restricted and letter of credit deposits amounts. See Note 3 to the Consolidated and Combined Financial Statements included elsewhere in this Annual Report on Form 10-K.

(8)  Lease  security  deposits   represents   investments   collateralizing  the
     Company's lease obligations.

(9) All Selected Operating and Other Data for 1997 is as of and for the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

     As of December 31, 1998 and 1997, the Company operated 18 and 13 senior independent and assisted living facilities, respectively, containing a total of 3,903 units and 2,801 units, respectively. Four of such facilities are owned by the Company, 12 (seven at December 31, 1997) facilities are leased by the Company and 2 facilities (one of which is owned by PGI) are managed by the Company pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior independents to age-in-place and thereby maintain their residency for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

     The Company derives its revenue from resident fees, development fees and management fees. Resident fees typically are paid monthly by residents, their families or other responsible parties. As of December 31, 1998 and 1997, over 99% of the Company's resident fee revenue was derived from private pay sources. Development fees are earned for developing senior independent and assisted living facilities for third parties. Management services income consists of management fees, which typically range from 3.0% to 5.0% of a managed facility's total gross revenues. All such fees are recognized as revenues when services are provided.

     The Company classifies its operating expenses into the following categories: (i) facility operating expenses, which includes labor, food, marketing and other direct facility expenses and real estate taxes; (ii) general and administrative expenses, which primarily include corporate headquarters and other overhead costs; (iii) lease payments; and (iv) depreciation and amortization.


Results of Operations
                                                             Year Ended      January 1 to    May 7 to     Year Ended
                                                            December 31,        May 6,     December 31,   December 31,
                                                            ------------     ------------  -----------    ------------
                                                                 1996             1997         1997           1998
                                                            -----------      ------------  -----------    ------------

Total revenue .............................................     100.0  %          100.0 %      100.0 %         100.0 %
Facility operating expenses (1) ...........................     (55.1)            (58.3)       (52.6)          (51.4)
Lease expense .............................................        --             (29.0        (23.0)          (23.0)
General and administrative expenses (1) ...................        --                --         (7.2)           (6.3)
Depreciation and amortization .............................     (15.2)             (8.2)        (9.8)           (6.2)
                                                            -----------      ------------  -----------    ------------
Operating income ..........................................      29.7               4.5          7.4            13.1
Interest income (expense), net ............................     (19.5)             (7.3)        (7.7)            0.2
                                                            -----------      ------------  -----------    ------------
Income (loss) before minority interest, (provision)/benefit
   for income taxes and extraordinary item ................      10.2              (2.8)        (0.3)           13.3
Income allocated to minority interest .....................      (3.3)             (1.3)          --              --
                                                            -----------      ------------  -----------    ------------
Income (loss) before (provision)/benefit for income taxes
   and extraordinary item .................................       6.9              (4.1)        (0.3)           13.3
(Provision)/benefit for income taxes ......................        --              (2.2)         1.8            (4.7)
Extraordinary item (net of deferred tax benefit for income
   taxes of 0.1% for 1997) ................................        --                --         (0.1)             --
                                                            -----------      ------------  -----------    ------------
Net income (loss) .........................................       6.9 %            (6.3)%        1.4 %           8.6 %
                                                            ===========      ============  ===========    ============
Selected Operating and Other Data:
     Number of facilities (at end of period) (5) ..........         5                --           13              18
     Total units operated (2)(5) ..........................     1,204                --        2,801           3,903
     Occupancy rate (2)(5) ................................      99.7 %              --         96.4 %          95.3 %
     Average monthly revenue per unit (3)(4)(5) ...........    $2,050                --       $1,965          $2,046


------------------
(1) Prior to May 7, 1997, general and administrative expenses were allocated to the then existing facilities; however, following May 7, 1997, the Company, which commenced operations as of such date, began reporting general and administrative expenses as a separate item.

(2) Total units operated represents the total units operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units by total units operated as of the end of the period.

(3) Average monthly revenue per unit represents the average of the total monthly resident fees divided by occupied units at the end of the period averaged over the respective period presented and for the period of time in operation during the period.

(4) For the year ended December 31, 1996, The Hallmark, The Heritage, The Devonshire, The Springs of East Mesa and The Gables at Brighton (The Springs of East Mesa and Gables of Brighton beginning December 26, 1996) (the "Predecessor Properties") have been included in the occupancy rate. However, the average monthly revenue per unit excludes The Gables at Brighton and The Springs of East Mesa which were leased for less than a full month in 1996.

(5) All Selected Operating and Other Data is as of and for the year ended December 31, 1997.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

     For the year ended December 31, 1997, results reflect operations of the Predecessor Properties facilities through May 7, 1997 and all of the Company's facilities thereafter.

     Revenue. Total revenue increased by $37.0 million, or 90.9%, to $77.7 million for the year ended December 31, 1998 when compared to the year ended December 31, 1997. Of this increase, $31.2 million was from increased resident fees, $5.7 million was from development fees earned from third parties, and $.1 million was from management fees.

     Of the increased resident fees, $1.4 million (an increase of 4%) was from the five "same store" properties operated for the full year 1998 and 1997, $20.0 million was from the six properties purchased or leased during 1997 and operated for the full year 1998, and $9.8 million was from the five properties leased in 1998.

     Operating Expenses. Total operating expenses increased by $29.6 million, or 77.8%, to $67.5 million for the year ended December 31, 1998 when compared to the year ended December 31, 1997. Facility operating expenses increased $18.2 million, or 83.5%; general and administrative increased $2.7 million, or 123% (there was no general and administrative expense prior to the IPO on May 7,
1997); lease expense increased $7.9 million, or 79%; depreciation and amortization increased $1.0 million, or 26.9%; and property management fees for the Predecessor Properties decreased $.2 million, or 100%, as a result of the Predecessor Properties contracting for outside management.

     Of the increased facility operating expenses, $0 was from the five "same store" properties operated from the full year 1998 and 1997, $11.8 million was from the six facilities purchased or leased during 1997 and operated for the full year 1998, and $6.4 million was from the five facilities leased in 1998.

     The increased lease expense was due to the four facilities leased during 1997 and operated for the full year 1998, and the five additional facilities leased in 1998.

     General and administrative expenses increased $2.7 million, or 123%, due to a full year of operations subsequent to the formation of the Company on May 7, 1997. Increased general and administrative costs were partially offset by the $.2 million decrease in property management fees for the Predecessor Properties prior to the formation of the Company on May 7, 1997.

     Depreciation and amortization increased $1.0 million primarily due to full year's depreciation of the Hawthorn Lakes and Edina Park Plaza facilities purchased on May 7, 1997, and depreciation of additional furniture, fixtures and equipment at the Company's corporate office.

     Interest income increased $3.5 million, or 461.0%, for the year ended December 31, 1998 when compared to December 31, 1997, due primarily to the increase of restricted deposits in connection with the leased facilities, cash investments collateralizing The Devonshire and The Heritage letters of credit and investment certificates acquired by the Company in 1998.

     Interest expense increased $.3 million for the year ended December 31, 1998 when compared to December 31, 1997 primarily due to the full year in 1998 of mortgage interest for the Hawthorn Lakes and Edina Park Plaza facilities which was partially offset by the lower interest rates on The Devonshire and The Heritage facilities' variable rate tax-exempt bonds.

     Net Income. Net income of $6.7 million for the year ended December 31, 1998 increased from the combined net loss of the Predecessor Properties and the Company for the year ended December 31, 1997 due to improved operations for the five "same store" properties, a full year's operation of the seven facilities purchased or leased in 1997 and the operation of five facilities leased in 1998.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

     For the year ended December 31, 1996, results reflect operations of The Hallmark, The Heritage and The Devonshire facilities. For the year ended December 31, 1997, results reflect operations of the Predecessor Properties facilities through May 7, 1997 and all of the Company's facilities thereafter.

     Revenue. Total revenue increased by $17.5 million, or 75.3%, to $40.7 million for the year ended December 31, 1997 when compared to the year ended December 31, 1996. Of this increase, approximately $1.6 million (or an increase of 7.0%) relates to increased resident fees at the properties that have been operated during both periods. Approximately $14.9 million of such increase relates to revenue from The Springs of East Mesa, The Gables at Brighton, Hawthorn Lakes, Edina Park Plaza and The Park Place facilities acquired or leased in December 1996 or during 1997, and approximately $1.0 million of such increase relates to revenue from The Gables at Farmington, The Classic at West Palm Beach and The Brendenwood Retirement Community facilities leased in November and December of 1997.

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

Liquidity and Capital Resources

     Since formation of the Company on May 7, 1997, the Company has financed its growth through issuances of common stock, borrowings under lines of credit, entering into operating leases with third parties and cash generated from the operation of the facilities.

     Cash and cash equivalents (which excludes cash and investments-restricted of $8.2 million, letter of credit deposits of $13.9 million, investment certificates of $16.0 million, and lease security deposits of $55.5 million) decreased by $12.2 million to $1.1 million at December 31, 1998 compared to $13.3 million at December 31, 1997. The decrease was primarily due to the funding of lease security deposits in connection with the leasing of five facilities in 1998, earnest money deposits for The River Bay Club facility leased in January, 1999, development costs related to development activities, improvements at owned and leased facilities and general corporate purposes.

     Net cash provided by operating activities for the year ended December 31, 1998 increased to $10.3 million from $4.9 million for the year ended December 31, 1997. The increase is primarily due to an additional five facilities leased in 1998, a full year's operating results for the six facilities purchased and leased during 1997 and improved operating results for the five facilities operated for the full year 1998 and 1997.

     Net cash used in investing activities increased for the year ended December 31, 1998 to $66.8 million from $61.8 million for the year ended December 31, 1997 due to increased development activity for third parties which was partially offset by the decrease in cash paid for lease security deposits and acquisitions. In 1998, the Company leased five facilities, and in 1997, the Company leased four facilities, purchased the Hawthorn Lakes and Edina Park Plaza facilities and acquired a third party's interest in The Heritage and The Devonshire facilities.

     Net cash provided by financing activities for the year ended December 31, 1998 decreased to $44.3 million from $66.0 million for the year ended December 31, 1997. The decrease was primarily due to the decrease in proceeds from the issuance of common stock from the follow-on offerings of $45.9 million offset by increased borrowings under the line of credit of $11.0 million and decreased fundings in letter of credit deposits of $10.4 million related to tax-exempt bonds.

     In January, 1999 the Company increased its unsecured line of credit to $25.0 million of which approximately $11.0 million was drawn at December 31, 1998. The line of credit bears interest at prime plus 1/2% per annum (8.25% at December 31, 1998). The Company obtained an additional line of credit of $5.0 million bearing interest at 12% per annum subsequent to December 31, 1998.

     As of December 31, 1998 and 1997, the Company had $65.0 million of long-term indebtedness in the form of variable rate tax-exempt bonds. The interest rates (exclusive of credit enhancement and other fees) on such debt was 4.1% and 3.8% at December 31, 1998 and 1997, respectively (the average interest rate was 3.5%, 3.7%, and 3.4% for the years ended December 31, 1998, 1997 and 1996, respectively). Such tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents.

     The Company currently plans to acquire or lease 4 to 6 senior independent and assisted living facilities per year containing an aggregate of approximately 800 to 1,200 units, and to commence development of 2 to 3 new facilities per year containing approximately 220 units. The Company anticipates that new developments will require 8 to 10 months for pre-construction development, 12 to 14 months for construction and approximately 12 months after opening to achieve a stabilized occupancy rate of approximately 95%. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $35.0 million, or approximately $159,000 per unit. At March 29, 1999, the Company had 6 sites under development for third parties for new senior independent and assisted living facilities, 5 of which were under construction. The Company's estimated capital expenditures related to sites under development aggregate to approximately $10.8 million to $14.8 million. Capital expenditures related to the Company's existing facilities, including the 54-unit expansion at the Hawthorn Lakes facility currently under construction, are estimated to be approximately $6.0 million to $7.0 million in 1999.

     The Company is currently negotiating to increase and extend its line of credit. The Company has an effective "shelf" registration statement pursuant to which the Company may issue up to $200.0 million of equity or debt securities. In November 1998, the Company issued $33.0 million of common stock and may consider additional financing through the issuance of debt and/or equity. In order to achieve its growth plans, the Company will be required to obtain a substantial amount of additional financing. The Company anticipates that it may use a combination of additional equity financing and debt financing, lease transactions and cash generated from operations to fund its acquisition and development activities. The Company presently has no commitment, arrangement or understanding regarding financing to fund the debt portion of the Company's acquisition and development plans other than the $100.0 million commitment from Capital Corporation of America, of which $51 million has been committed to the Austin, Texas and Southfield, Michigan development projects which are being developed for third parties. There can be no assurance that the Company will be able to obtain the financing necessary for its acquisition and development programs.

     The Company is dependent on third-party financing for its acquisition and development programs. Some financing obtained in the future is expected to contain terms and conditions and representations and warranties that are customary for such loans and may contain financing covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain amounts of funds in escrow, (ii) limit, among other things, the ability of the Company to borrow additional funds, dispose of assets and engage in mergers or other business combinations and (iii) restrict the ability of the Company to operate competing facilities within certain distances from mortgaged facilities. There can be no assurance that financing for the Company's acquisition and development program will be available to the Company on acceptable terms or at all. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans and could therefore have a material adverse effect on the Company's growth plans and its business plan, financial condition and results of operations.

     To date, the Company's ability to increase cash flow to meet rising costs has not been adversely affected in any material way by existing, or proposed, rent control ordinances. Rent control ordinances may not be applicable to the Company's facilities due to the services provided for the monthly fees charged to its residents. If the Company's facilities were subject to rent control ordinances, an imposed limitation on the resident fees that the Company may charge at such facility could impair the Company's ability to meet any rising costs of operating the facility.

Impact of Inflation

     Resident fees from senior independent and assisted living facilities owned or leased by the Company and management fees from facilities managed by the Company for third parties are its primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior independent and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's resident agreements allow for adjustments in the monthly fees payable thereunder not less frequently than every 13 months, thereby enabling the Company to seek increases in monthly fees due to inflation or other factors. Any such increase would be subject to market and competitive conditions and could result in a decrease in occupancy at the Company's facilities. The Company believes, however, that the ability of the Company to periodically adjust the monthly fee generally serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, as of December 31, 1998, approximately $65.0 million in principal amount of the Company's indebtedness bore interest at tax-exempt floating rates and future indebtedness may bear floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

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

Information Systems

     The Company is in the process of upgrading its accounting, human resources, property management and marketing systems prior to the assessment of its Year 2000 Issue. The Company expects that the replacement of its current system will mitigate the impact of the Year 2000 Issue on its accounting operations. The corporate software selection has been completed, a contract was executed in the third quarter of 1998 and development and implementation were commenced in the fourth quarter of 1998. The Company has one vendor software package that is used to process property level accounting information at each facility which is not Year 2000 compliant. The vendor is developing a conversion to ensure that the software package is Year 2000 compliant. The Company is in the process of selecting replacement software at the facilities it owns or operates and is expected to do so in the second quarter of 1999 in the event it is determined that the vendor of the current software is unable to ensure the software package is Year 2000 compliant. The Company anticipates completing the corporate project no later than the second quarter of 1999 and the facilities' project no later than the fourth quarter of 1999.

Facilities

     The Company has commenced an assessment of each facility, including an assessment of infrastructure equipment such as elevator, HVAC and security systems, and other critical service provider readiness issues. The Company completed its preliminary assessment by December 31, 1998. The vendor software package at each facility is used for resident billing and payable processing. As noted above, the Company is in the process of selecting replacement software in the event the vendor of the current software is unable to ensure that the existing software is Year 2000 compliant. During the first half of 1999, the Company will undertake contingency planning for each of its facilities as necessary.

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

Costs

     The  final  cost to  complete  the  project  has not yet  been  determined;
however, the estimated total cost, including capital expenditures, will approximate $2.5 million to $3.0 million through December 31, 2000. The Company's costs include outside consultants and contractors and hardware and software replacements and upgrades.

     The Company anticipates that cash on hand, cash generated from operations and additional debt and equity financings will provide sufficient cash to fund Year 2000 compliance expenditures. The Company's allocation of other personnel resources and planned expenditures has not resulted in the deferral of any information technology projects. Remediation costs, other than the planned expenditures described above, are not expected to be material.

Risks

     The Company may face potential Year 2000 related risks and may experience business interruption to its operations as a result of third-party vendors and suppliers failing to address their Year 2000 compliance issues. The Company's plan includes an assessment of third-party vendors and suppliers to identify Year 2000 compliance issues and the potential impact upon the Company and its operations.

     Project completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the ability of third parties to modify the Company's systems on a timely basis. There can be no guarantee that the project will be completed in a timely manner. Specific factors that might delay completion of the project include, but are not limited to, the availability of qualified personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties. Although the Company intends to continue preparations for Year 2000, it is not possible to quantify potential indirect effects resulting from the lack of readiness of any third party with whom the Company conducts its business.

     Readers are cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with "Cautionary Statements" on page 1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to interest rate risk primarily through its borrowing and leasing activities. There is inherent risk from borrowings and leasing as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company does not enter into financial instruments transactions for trading or other speculative purposes.

     Long-term debt -- As of December 31, 1998, the Company had $95,880,000 of long-term debt at a weighted average interest rate of 4.16% of which $3,000,000 matures May 1, 1999. Mortgage notes of $27,880,000 bear interest of 8.0 to 8.525% through maturity in 2027 when the loans are fully repaid. Two facilities are financed with variable rate tax-exempt bonds of $33,000,000 and $32,000,000 which are payable interest only until maturity in 2025 and 2019, respectively.

     Line of credit -- As of December 31, 1998, the Company had $10,997,000 outstanding on its unsecured line of credit which has a variable rate of prime plus 1/2%.

     The Company has entered into interest rate lock agreements on behalf of third party owners of development projects to limit their exposure to movements in variable interest rates. The notional amount of the construction loans is $103,689,000 and the approximate value of the liability is $2,092,000. The Company is to be reimbursed by the third party for any payments made pursuant to the agreements.

     If interest rates on the Company's variable rate debt, including tax-exempt bonds, increased by 1 percentage point, the annual interest expense would increase by approximately $750,000.

     Lease expense -- The Company has entered into operating leases which have fixed terms and are subject to renewal at the option of the Company. The Company has an option to purchase the properties prior to or at the end of the lease. Four of the facilities' lease requires the payment of additional rent of 10% of the excess of each year's revenue compared to 1998.

     The Company does not enter into financial instruments transactions for trading or other speculative purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


      Financial Statements

          The information required by this Item is set forth at the pages indicated below.

      Report of Independent Auditors....................................................................................18

      Consolidated Balance Sheets of Brookdale Living Communities, Inc. as of December 31, 1998 and 1997................19

      Consolidated Statements of Operations of Brookdale Living Communities,  Inc. for the year ended December
      31, 1998 and for the period  from May 7, 1997  through  December  31, 1997 and  Combined  Statements  of
      Operations of Predecessor Properties (predecessor to Brookdale Living Communities,  Inc.) for the period from January 1, 1997 through May 6, 1997 and for the year ended December 31, 1996 ................................20

      Consolidated Statements of Stockholders' Equity of Brookdale Living Communities, Inc. for the year ended
      December 31, 1998 and for the period from May 7, 1997 through December 31, 1997 ..................................21

      Combined Statements of Changes in Partners' Capital (Deficit) of Predecessor Properties  (predecessor to
      Brookdale Living Communities,  Inc.) for the period from January 1, 1997 through May 6, 1997 and for the year ended December 31, 1996 .....................................................................................22

      Consolidated Statements of Cash Flows of Brookdale Living Communities,  Inc. for the year ended December
      31, 1998 and for the period from May 7, 1997 through  December 31, 1997 and Combined  Statements of Cash
      Flows of Predecessor Properties (predecessor to Brookdale Living Communities,  Inc.) for the period from
      January 1, 1997 through May 6, 1997 and for the year ended December 31, 1996 .....................................23

      Notes to Consolidated and Combined Financial  Statements of Brookdale Living  Communities,  Inc. and the
      Predecessor Properties (predecessor to Brookdale Living Communities, Inc.) .......................................25


      Financial Statement Schedules Not Filed:

          All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Brookdale Living Communities, Inc.


       We have audited the accompanying consolidated balance sheets of Brookdale Living Communities, Inc., a Delaware corporation, and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and for the period from May 7, 1997 (date of formation) through December 31, 1997. We have also audited the combined statements of operations, changes in partners' capital (deficit) and cash flows of the Predecessor Properties (predecessor to Brookdale Living Communities, Inc.) (the "Predecessor") for the period from January 1, 1997 through May 6, 1997 and for the year ended December 31, 1996. These financial statements are the responsibility of the Company's and the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brookdale Living Communities, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and for the period from May 7, 1997 through December 31, 1997, and the combined results of operations and cash flows of the Predecessor Properties for the period from January 1, 1997 through May 6, 1997 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


Chicago, Illinois
March 4, 1999



                                  BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")

                                              CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                                      December 31, 1998 and 1997
                                               (In Thousands, Except Par Value Amounts)


Assets                                                                            1998                 1997
                                                                                  ----                 ----
Current assets:
Cash and cash equivalents..............................................      $       1,065        $      13,292
Accounts receivable....................................................                379                  312
Notes receivable.......................................................              3,486                   --
Reimbursable development costs.........................................              9,815                  210
Prepaid expenses and other.............................................              4,752                2,769
                                                                             -------------        -------------
      Total current assets.............................................             19,497               16,583
                                                                             -------------        -------------

Property, plant and equipment..........................................            115,801              113,294
Accumulated depreciation...............................................             (5,689)              (2,164)
                                                                             -------------        -------------
Property, plant and equipment, net.....................................            110,112              111,130
                                                                             -------------        -------------

Property under development.............................................             11,221               11,427
Cash and investments - restricted......................................              8,226                5,920
Investment certificates - restricted...................................             15,951                   --
Letter of credit deposits..............................................             13,919               12,138
Lease security deposits................................................             55,453               18,542
Other..................................................................             10,254                7,429
                                                                             -------------        -------------
      Total assets.....................................................      $     244,633        $     183,169
                                                                             =============        =============

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt......................................      $       3,310        $         286
Unsecured line of credit...............................................             10,997                   --
Current portion of deferred gain on sale of property...................                806                  806
Accrued interest payable...............................................                968                  566
Accrued real estate taxes..............................................              1,485                1,284
Accounts payable and accrued expenses..................................              7,749                2,972
Tenant refundable entrance fees and security deposits..................              5,838                4,377
Other..................................................................                629                  344
                                                                             -------------        -------------
      Total current liabilities........................................             31,782               10,635
                                                                             -------------        -------------

Long-term debt, less current portion...................................             92,570               95,881
Deferred lease liability...............................................              2,849                1,811
Deferred gain on sale of property, less current portion................             16,116               16,922
                                                                             -------------        -------------
      Total liabilities................................................            143,317              125,249
                                                                             -------------        -------------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 20,000 shares authorized, none issued.                 --                   --
Common stock,  $.01 par value,  75,000  shares  authorized,  11,572 and
    9,175 shares issued and  outstanding at December 31, 1998 and 1997,
    respectively ......................................................                116                   92
Additional paid-in-capital.............................................             94,101               57,383
Accumulated earnings...................................................              7,099                  445
                                                                             -------------        -------------
      Total stockholders' equity.......................................            101,316               57,920
                                                                             -------------        -------------
      Total liabilities and stockholders' equity.......................      $     244,633        $     183,169
                                                                             =============        =============



See accompanying notes to consolidated and combined financial statements.



                                BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY") AND
                                       PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

                                   CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND COMBINED
                                              STATEMENTS OF OPERATIONS OF THE PREDECESSOR
                                               (In Thousands, Except Per Share Amounts)


                                                        Brookdale Living Communities, Inc.          Predecessor Properties
                                                       ------------------------------------    ---------------------------------
                                                                             Period from        Period from
                                                                             May 7, 1997      January 1, 1997
                                                         Year Ended           through             through         Year Ended
                                                       December 31, 1998  December 31, 1997     May 6, 1997    December 31, 1996
                                                       -----------------  -----------------    -------------   -----------------
Revenue
Resident fees .......................................   $      71,785       $    30,105           $ 10,473        $  23,221
Development fees ....................................           5,655                --                 --               --
Management fees .....................................             261               132                 --               --
                                                        -------------       -----------           --------        ---------
     Total revenue ..................................          77,701            30,237             10,473           23,221
                                                        -------------       -----------           --------        ---------

Expenses
Facility operating ..................................          39,935            15,892              5,872           11,875
General and administrative ..........................           4,878             2,187                 --               --
Lease expense .......................................          17,876             6,942              3,042               --
Depreciation and amortization .......................           4,853             2,967                857            3,527
Property management fees ............................              --                --                230              930
                                                        -------------       -----------           --------        ---------
     Total operating expenses .......................          67,542            27,988             10,001           16,332
                                                        -------------       -----------           --------        ---------
     Income from operations .........................          10,159             2,249                472            6,889
Interest income .....................................           4,275               694                 68              216
Interest expense ....................................          (4,153)           (3,020)              (830)          (4,740)
                                                        -------------       -----------           --------        ---------

     Income   (loss)   before   minority    interest,
       (provision)/benefit   for  income   taxes  and
       extraordinary item ...........................          10,281               (77)              (290)           2,365
Minority interest ...................................              --                --               (138)            (756)
(Provision)/benefit for income taxes ................          (3,627)              558               (236)              --
                                                        -------------       -----------           --------        ---------
     Income (loss) from continuing operations
       before extraordinary item ....................           6,654               481               (664)           1,609
Extraordinary item (net of deferred tax
   benefit of $24 for 1997) .........................              --               (36)                --               --
                                                        -------------       -----------           --------        ---------
     Net income (loss) ..............................   $       6,654       $       445           $   (664)       $   1,609
                                                        =============       ===========           ========        =========

Basic earnings per common share:
   Income from continuing operations before
     extraordinary item .............................   $        0.68       $      0.07
   Extraordinary item ...............................              --             (0.01)
                                                        -------------       -----------
   Net income .......................................   $        0.68       $      0.06
                                                        =============       ===========

Diluted earnings per common share:
   Income from continuing operations before
     extraordinary item .............................   $       0.67        $      0.07
   Extraordinary item ...............................             --              (0.01)
                                                        ------------        -----------
   Net income .......................................   $       0.67        $      0.06
                                                        ============        ===========

   Weighted average shares used for
     computing basic earnings per share .............          9,751              7,208
                                                       =============       ============

   Weighted average shares used for
     computing diluted earnings per share ...........          9,978              7,351
                                                       =============       ============



See accompanying notes to consolidated and combined financial statements.



                                  BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY OF THE COMPANY

                                                   YEAR ENDED DECEMBER 31, 1998 AND
                                           PERIOD FROM MAY 7, 1997 THROUGH DECEMBER 31, 1997
                                                            (In Thousands)


                                                                                                          Brookdale Living
                                                              Common Stock                                Communities, Inc.
                                                        ------------------------       Additional            Accumulated
                                                        Shares           Amount      Paid-in Capital           Earnings
                                                        ------------------------     ---------------      -----------------

Balances at May 7, 1997 ..............................      --         $      --       $        --            $        --
Reclassification of net deficit of predecessor .......      --                --           (28,685)                    --
Deferred tax asset ...................................      --                --             4,002                     --
Issuance of common stock, net ........................   9,175                92            82,066                     --
Net income ...........................................      --                --                --                    445
                                                        ------------------------       -----------            -----------
Balances at December 31, 1997 ........................   9,175                92            57,383                    445
                                                        ------------------------       -----------            -----------

Issuance of common stock, net ........................   2,397                24            36,234                     --
Tax benefit on options ...............................      --                --               484                     --
Net income ...........................................      --                --                --                  6,654
                                                        ------------------------       -----------            -----------
Balances at December 31, 1998 .......................   11,572         $     116       $    94,101            $     7,099
                                                        ========================       ===========            ===========



See accompanying notes to consolidated and combined financial statements.

              PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) OF THE PREDECESSOR

               PERIOD FROM JANUARY 1, 1997 THROUGH MAY 6, 1997 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (In Thousands)


Balance at January 1, 1996 ....................  $       3,597
Contributions .................................             51
Distributions .................................        (26,152)
Advances made to general partners .............         (4,532)
Net income ....................................          1,609
                                                 -------------
Balance at December 31, 1996 ..................        (25,427)
Contributions .................................            813
Distributions .................................         (3,407)
Net loss ......................................           (664)
                                                 -------------
Balance at May 6, 1997 ........................  $     (28,685)
                                                 =============




See accompanying notes to consolidated and combined financial statements.



                                BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY") AND
                                       PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND COMBINED
                                              STATEMENTS OF CASH FLOWS OF THE PREDECESSOR
                                                            (In Thousands)


                                                          Brookdale Living Communities, Inc.          Predecessor Properties
                                                        ------------------------------------    ----------------------------------
                                                                               Period from       Period from
                                                                               May 7, 1997     January 1, 1997
                                                            Year Ended          through            through          Year Ended
                                                        December 31, 1998   December 31, 1997    May 6, 1997     December 31,1996
                                                        -----------------   -----------------   -------------   ------------------
Cash Flows from Operating Activities:
Net income (loss)                                          $    6,654           $     445         $    (664)         $   1,609
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization .....................        4,853               2,967               857              3,527
     Minority interest .................................           --                  --               138                756
     Extraordinary item ................................           --                  36                --                 --
     Increase in deferred lease liability ..............        1,038               1,379               419                 13
     Deferred gain on sale of property .................         (806)               (525)             (281)                --
     Deferred income taxes .............................        2,628                (582)               --                 --
     Changes in:
       Accounts receivable .............................          (67)               (218)               (5)               (66)
       Prepaid expenses and other assets................       (7,719)             (1,120)              597             (1,114)
       Due from/to affiliates, net .....................           --                  53              (763)               531
       Accrued interest payable ........................          402                 273               111                (22)
       Accrued real estate taxes .......................           24                 199                54                 38
       Accounts payable and accrued expenses ...........        4,671               1,786               377                223
       Tenant refundable entrance fees and security
        deposits .......................................           (8)                374                35                354
       Other liabilities................................       (1,381)             (2,101)            1,022                616
                                                        -----------------   -----------------   -------------   ------------------
         Net cash provided by operating activities .....       10,289               2,966             1,897              6,465
                                                        -----------------   -----------------   -------------   ------------------

Cash Flows from Investing Activities:
   Cash paid for lease security deposits and
     acquisitions, net .................................      (35,203)            (47,705)               --                 --
   Proceeds from sale of property under development, net        5,550                  --                --                 --
   Changes in cash and investments-restricted ..........         (758)             (2,614)           (1,180)             1,529
   Increase in investment certificates-restricted ......      (15,951)                 --                --                 --
   Cash paid for property under development ............      (18,615)             (8,350)               (2)                (6)
   Proceeds from sale of property ......................           --                  --                --             24,152
   Payments received on notes receivable ...............        9,785                  --                --                 --
   Additions to property, plant and equipment and
     reimbursable development costs ....................      (11,588)             (1,769)             (149)              (358)
                                                        -----------------   -----------------   -------------   ------------------
         Net cash (used in) provided by
           investing activities ........................      (66,780)            (60,438)           (1,331)            25,317
                                                        -----------------   -----------------   -------------   -------------------

Cash Flows from Financing Activities:
   Repayment of long-term debt .........................         (286)               (178)               --               (306)
   Proceeds from unsecured line of credit ..............       46,946                  --                --                 --
   Repayment of unsecured line of credit ...............      (35,950)                 --                --                 --
   Increase in letter of credit deposit ................       (1,781)            (12,138)               --                 --
   Payment of deferred costs ...........................         (923)               (993)             (287)              (814)
   Proceeds from issuance of common stock, net .........       36,258              82,158                --                 --
   Net contributions, advances/distributions to partners           --                  --            (2,594)           (30,633)
                                                        -----------------   -----------------   -------------   -------------------
         Net cash provided by (used in)
           financing activities ........................       44,264              68,849            (2,881)           (31,753)
                                                        -----------------   -----------------   -------------   -------------------
Net (decrease) increase in cash and cash equivalents ...      (12,227)             11,377            (2,315)                29
Cash and cash equivalents at beginning of period .......       13,292               1,915             4,230              4,201
                                                        -----------------   -----------------   -------------   -------------------
Cash and cash equivalents at end of period .............   $    1,065           $  13,292         $   1,915          $   4,230
                                                        =================   =================   =============   ====================



See accompanying notes to consolidated and combined financial statements.


                                BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY") AND
                                       PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND COMBINED
                                        STATEMENTS OF CASH FLOWS OF THE PREDECESSOR (continued)
                                                            (In Thousands)


                                                          Brookdale Living Communities, Inc.          Predecessor Properties
                                                        ------------------------------------    ----------------------------------
                                                                               Period from       Period from
                                                                               May 7, 1997     January 1, 1997
                                                            Year Ended          through            through          Year Ended
                                                        December 31, 1998   December 31, 1997    May 6, 1997     December 31,1996
                                                        -----------------   -----------------   -------------   ------------------

Supplemental Disclosure of Cash Flow Information:

Interest paid, net of amounts capitalized ..............   $    3,751           $   2,747         $     723          $   4,762
                                                        =================   =================   =============   ====================

Income taxes paid ......................................   $      661           $      --         $      --          $      --
                                                        =================   =================   =============   ====================

Supplemental Schedule of Noncash Investing and Financial
Activities:
   In connection with net lease  transactions and
   acquisitions, assets acquired and liabilities
   assumed were as follows -
  Fair value of assets acquired ........................   $    35,151          $  87,260         $      --          $      --
  Less cash paid .......................................        31,591             47,643                --                 --
                                                        -----------------   -----------------   -------------   --------------------
  Liabilities assumed ..................................   $     3,560          $  39,617         $      --          $      --
                                                        =================   =================   =============   ====================


The following assets and liabilities were contributed by the Predecessor to the Company on May 7, 1997:

Cash ...................................................   $    1,915
Cash-restricted ........................................        2,269
Accounts receivable ....................................           95
Prepaid rent ...........................................          396
Due from affiliates, net ...............................           53
Property, plant and equipment, net .....................       48,808
Property under development .............................           77
Deferred costs, net ....................................        1,710
Other assets ...........................................          421
                                                           ----------
     Total assets ......................................       55,744
Deferred gain on sale of property, current .............          806
Prepaid rent ...........................................        1,402
Accrued interest payable ...............................          293
Accrued real estate taxes ..............................        1,085
Accounts payable and accrued expenses ..................        1,190
Income taxes payable ...................................          236
Tenant refundable entrance fees and security deposits ..        2,649
Deferred lease liability ...............................          432
Bonds payable ..........................................       65,000
Deferred gain on sale of property, noncurrent ..........       17,447
                                                           ----------
     Total liabilities .................................       90,540
Minority interest  .....................................       (6,111)
                                                           ----------
Predecessor owners' deficit contributed ................   $  (28,685)
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

       Brookdale Living Communities, Inc. AND SUBSIDIARIES (the "Company") and Predecessor Properties (the "Predecessor" to the Company)

             Notes to Consolidated and Combined Financial Statements
            (In Thousands, Except Per Share Amounts and Square Feet)

1.   Organization

     Brookdale Living Communities, Inc. was incorporated in Delaware on September 4, 1996 and commenced operations upon completion of its initial public offering (the "IPO") which closed on May 7, 1997. Brookdale Living Communities, Inc. and its subsidiaries (collectively, "the Company") were formed in order to create a company focused on senior independent and assisted living, which would succeed to such property ownership interests and operations of the senior independent and assisted living division of The Prime Group, Inc. and certain of its affiliates (collectively, "PGI").

     In connection with the IPO, which closed on May 7, 1997, the Company sold 4,500 shares of its common stock at $11.50 per share and received net proceeds of $44,097. PGI contributed its senior independent and assisted living property ownership interests and operations of the Predecessor Properties as described below, in exchange for 1,703 shares of common stock of the Company. Mark J. Schulte (President and Chief Executive Officer of the Company) contributed his interests in PGI's senior independent and assisted living division to the Company in exchange for 297 shares of common stock of the Company. PGI also purchased 2,500 of the 4,500 shares of common stock sold in the IPO. In connection with the IPO, the Company granted the underwriters an option to purchase up to 675 additional shares of common stock for the purpose of covering over-allotments. On June 3, 1997, the underwriters exercised their over-allotment option, and the Company sold an additional 675 shares at $11.50 per share. The Company received net proceeds of approximately $7,210 from the sale of these additional shares. On December 24, 1997, January 21, 1998 and November 18, 1998, the Company completed follow-on public offerings of 2,000, 300 and 2,000 shares of its common stock at $16.6875, $16.6875 and $16.50 per share, respectively.

     In connection with the IPO, the Company acquired a third party's interest in two of the Predecessor Properties, acquired two facilities from an unaffiliated third party and entered into an agreement to lease another facility from an unaffiliated third party.

     The consolidated financial statements of the Company include the properties owned or leased by the Company. The combined financial statements of the Predecessor Properties include the properties owned or leased by the senior independent and assisted living division of PGI, which consisted of five properties as indicated in the table below (PGI owned or leased The Heritage, The Devonshire and The Hallmark facilities during the period from January 1, 1995 through May 6, 1997 and leased The Springs of East Mesa and The Gables at Brighton facilities for the period from December 27, 1996 through May 6, 1997). The Company operates in the senior independent and assisted living segment. Its properties, which are owned, leased, managed or under development by the Company (collectively, the "Properties") are located throughout the United States as indicated below:


                        Property Name                             Date Owned or Leased                 Location
                        -------------                             --------------------                 --------
Owned Facilities:       The Heritage (1)                          May 7, 1997                          Des Plaines, IL
----------------        The Devonshire (1)                        May 7, 1997                          Lisle, IL
                        Hawthorn Lakes                            May 7, 1997                          Vernon Hills, IL
                        Edina Park Plaza                          May 7, 1997                          Edina, MN

Leased Facilities:      The Hallmark (1)                          May 7, 1997                          Chicago, IL
-----------------       The Springs of East Mesa (1)              May 7, 1997                          Mesa, AZ
                        The Gables of Brighton (1)                May 7, 1997                          Rochester, NY
                        The Park Place                            May 7, 1997                          Spokane, WA
                        The Gables at Farmington                  November 24, 1997                    Farmington, CT
                        The Classic at West Palm Beach            December 18, 1997                    West Palm Beach, FL
                        The Brendenwood Retirement Community      December 22, 1997                    Vorhees, NJ
                        Harbor Village                            March 6, 1998                        Chicago, IL
                        The Atrium                                May 12, 1998                         San Jose, CA
                        The Chatfield                             July 2, 1998                         West Hartford, CT
                        The Ponce de Leon                         October 21, 1998                     Santa Fe, NM
                        Woodside Terrace                          December 22, 1998                    Redwood City, CA
                        The River Bay Club                        January 19, 1999 (See Note 18)       Quincy, MA

Managed Facilities:     The Island on Lake Travis (2)                                                  Lago Vista, TX
------------------      The Kenwood (3)                                                                Minneapolis, MN

Development Projects Under Construction (4):
-------------------------------------------
Austin, Texas
Southfield, Michigan
Glen Ellyn, Illinois
Raleigh, North Carolina
New York (Battery Park City), New York
Pittsburgh, Pennsylvania



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

Principles of Consolidation

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

     Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Resident Fee Revenue

         Resident fee revenue is recorded when services are rendered and consists of fees for basic housing, support services and fees associated with additional services such as personalized health and assisted living care. Resident leases are generally for a term of one year.

Development Fees

         Development fees related to development activities provided for projects owned by third parties are earned over the term of the development. Such fees are recognized as revenue as the development services are provided to the owner during the pre-construction and construction periods, which typically extend for 12 to 14 months.

Property, Plant and Equipment

         Property, plant and equipment are carried at cost less accumulated depreciation. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over the shorter of their estimated useful life and the term of the operating lease.

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

Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Prior to May 7, 1997, certain PGI entities were partnerships and, as such, were not taxable entities. The income or loss from the partnerships was includable on the respective federal income tax returns of the partners.

Stock Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its fixed plan stock options. As such, no compensation expense is recognized for the stock option grants because the exercise price of the options equals the market price of the underlying stock at the date of grant.

Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Investments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 provides guidance for the recognition and measurement of derivatives and hedging activities. Adoption of SFAS No. 133 is not anticipated to affect the consolidated results of operations, financial position or cash flows of the Company.

Reclassifications

     Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

3.       Cash and Investments-Restricted

     Cash and investments-restricted consists of:
                                                            December 31,
                                                            ------------
                                                         1998         1997
                                                    ------------  -----------
      Life Care escrow deposits ................... $     3,033   $    2,899
      Tenant security deposits ....................       2,346        2,121
      Construction escrow deposit .................       1,150           --
      Real estate tax and insurance reserve .......       1,697          900
                                                    ------------  -----------

           Total cash and investments-restricted .. $     8,226   $    5,920
                                                    ============  ===========

     The Heritage and The Hallmark are required to make Life Care escrow deposits under the Illinois Life Care Facility Act, Section 7(b) which have been and will be funded from time to time in accordance with a schedule provided by the Illinois Department of Public Health.

     Investment certificates-restricted in connection with certain development related activities consist of long-term investments which earn interest at 9% per annum.

4.       Property, Plant and Equipment

         Property, plant and equipment consists of:
                                                            December 31,
                                                            ------------
                                                         1998         1997
                                                     -----------   ----------
       Land ........................................ $     9,988   $    9,988
       Buildings and improvements ..................      99,262       98,849
       Leasehold improvements ......................       1,361          349
       Furniture and equipment .....................       5,190        4,108
                                                     -----------   ----------
                                                         115,801      113,294
       Less accumulated depreciation ...............      (5,689)      (2,164)
                                                     -----------   ----------

       Net property, plant and equipment ........... $   110,112   $  111,130
                                                     ===========   ==========

     During 1998, the Company was reimbursed for leasehold improvements of $187 and the related accumulated depreciation of $16 was written off.

5.   Deferred Costs

     Deferred costs, included in other assets in the accompanying consolidated balance sheets, consist of the following:


                                                               December 31,
                                                           ------------------
                                                            1998        1997
                                                         ---------    ---------
 Bond credit enhancement and deferred financing costs .. $   3,631    $   2,642
 Lease costs ...........................................       179          787
                                                         ---------    ---------
                                                             3,810        3,429
 Less accumulated amortization .........................    (1,511)        (199)
                                                         ---------    ---------

 Net deferred costs .................................... $   2,299    $   3,230
                                                         =========    =========

6.   Credit Agreement

     During 1998, the Company obtained an original $15,000 unsecured revolving line of credit which was increased to $25,000 in January 1999 and matures April 26, 1999. Borrowings under the line of credit bear interest at prime plus 1/2% per annum (8.25% percent at December 31, 1998) and a fee of 1/4% on the unused line of credit payable quarterly. As of December 31, 1998, the Company had $903 of outstanding letters of credit which reduces the amount available under the line of credit. Pursuant to the terms of the agreement, the Company must maintain certain facility operating margins, and is required to repay a portion or all of the loan if the Company's publicly traded stock is less than a per share price all as defined (See note 18).

     During 1997, the Company obtained an unsecured $20,000 interim credit facility from a financial institution for working capital and acquisition needs. Interest accrued on the outstanding principal amount of the loan at the prime plus 1% per annum and was payable monthly. The credit facility was repaid and terminated on December 24, 1997, which resulted in an extraordinary loss on extinguishment of debt, net of a $24 tax benefit, of $36. Otherwise, the maturity date was April 1998.

7.   Long-Term Debt

     Long-term debt consists of the following:

                                                                   December 31,
                                                               --------------------
                                                                  1998        1997
                                                              -----------   ---------
Mortgage notes payable, issued by local municipalities
    secured by the Edina Park Plaza and Hawthorn
    Lakes facilities, bearing interest at 8.0% to 8.525%
    through maturity in 2027 ................................  $ 27,880      $ 28,167
Note payable bearing interest at 8% payable upon
    maturity on May 1, 1999 .................................     3,000         3,000
Variable rate tax-exempt bonds issued by state and
    local governmental authorities (a) ......................    65,000        65,000
                                                              -----------   ---------
Total debt ..................................................    95,880        96,167
Less current portion ........................................     3,310           286
                                                              -----------   ---------
Total long-term debt ........................................  $ 92,570      $ 95,881
                                                              ===========   =========

       (a) Permanent financing for The Devonshire and The Heritage facilities has been provided by an aggregate of $65,000 (The Devonshire - $33,000, The Heritage - $32,000) of tax-exempt Qualified Residential Rental Bonds (the "Bonds"). The Bonds mature on December 15, 2025 and December 15, 2019, respectively.

             Under the terms of the bond loan agreement, The Devonshire and The Heritage (the "Partnerships") are required to make interest-only payments monthly, calculated using a floating rate that is adjusted weekly based upon the remarketing rate of the Bonds. The weighted average interest rate was 3.53%, 3.74% and 3.43% for the years ended December 31, 1998, 1997 and 1996, respectively. The interest rates for The Devonshire and The Heritage were 4.07% and 4.20%, and 3.77% and 3.80% at December 31, 1998 and 1997, respectively. The annual interest rate on the Bonds cannot exceed 15%. Under certain conditions, the interest rate on the Bonds may be converted to a fixed rate at the request of the Company.

             Beginning May 7, 1997, the Bonds were collateralized by letters of credit in the stated amount of $66,715 which were issued by two financial institutions with a stated termination date of May 18, 2000. The letters of credit are collateralized, in part, by the $13,919 and $12,138 letter of credit deposit with the financial institutions at December 31, 1998 and 1997, respectively. The Company amortized letter of credit and other credit enhancement fees of $1,205 and $549 during the year ended December 31, 1998 and the period from May 7, 1997 through December 31, 1997. Prior to May 7, 1997, the Bonds were collateralized by irrevocable letters of credit issued by various financial institutions. The Predecessor Properties amortized letter of credit and the credit enhancement fees of $250 and $581 during the period from January 1, 1997 through May 6, 1997 and for the year ended December 31, 1996, respectively.

     The annual aggregate scheduled maturities of debt obligations for the five years subsequent to December 31, 1998 are as follows:

             Year ended December 31,
             1999 ........................ $   3,310
             2000 ........................       336
             2001 ........................       365
             2002 ........................       396
             2003 ........................       429
             Thereafter ..................    91,044
                                           ---------
                                           $  95,880
                                           =========

         The Company and the Predecessor Properties incurred interest cost for the year ended December 31, 1998, period from May 7, 1997 to December 31, 1997, the period from January 1, 1997 to May 6, 1997 and for the year ended December 31, 1996 of $5,711, $3,211, $830 and $4,740, respectively, of which $1,558 and
$191 was capitalized for the year ended December 31, 1998 and for the period from May 7, 1997 to December 31, 1997, respectively.

     On December 27, 1996, The Hallmark facility was sold by PGI in a sale-leaseback transaction and a portion of the sale proceeds was used to repay a mortgage note secured by The Hallmark. In addition, The Hallmark was required to pay a prepayment fee of $2,723, which was netted against the deferred gain on sale of property. The deferred gain on sale of property is being recognized over the life of the lease as a reduction of the related lease expense.

8.   Developments

     At December 31, 1997, the Company had development sites in Austin, Texas and Southfield, Michigan, and, in 1998, sold these sites at cost, including expenses incurred by the Company with respect to said sites. During 1998, the Company sold certain of its rights and interests in development sites in Glen Ellyn, Illinois; Raleigh, North Carolina; and Pittsburgh, Pennsylvania and Battery Park City, New York for a price equal to the Company's cost and, in connection with each of the sales, entered development agreements with respect to such sites. The aggregate sales price for the development sites and the Company's rights and interests therein, was $18,821, all of which has been paid in cash by December 31, 1998 with the exception of promissory notes of $3,486 for three projects which bear interest at 9% per annum and are due through September, 2001 of which one note receivable of $1,903 was repaid in February, 1999. No gain or loss was recognized by the Company in connection with these sales as the development sites were sold at cost.

     At December 31, 1998, the Company had $2,467 of unbilled reimbursable development costs. Included in other assets at December 31, 1998 in the accompanying consolidated balance sheets, are development fees of $5,655 related to development activities provided for projects owned by third parties.

     The Company has entered into interest rate lock agreements on behalf of third party owners of development projects with respect to interest rates on floating rate construction debt. The agreements are designed to limit the exposure to movements in floating interest rates on the development construction project loans and the Company is to be reimbursed by the third party for any payments made pursuant to the agreements. The notional amount of the construction loans is $103,689 and the approximate current value of the liability under such hedging contracts is $2,092.

9.   Stock Based Compensation Plan

     The Company has granted stock options to various employees and directors under its 1998 and 1997 Stock Incentive Plans. Under the provisions of the Company's non-qualified and incentive stock option plans for officers and key employees, 250 shares and 733 shares of common stock are reserved for issuance under the 1998 and 1997 Stock Incentive Plans, respectively, at December 31, 1998. All options have 10 year terms and vest and become exercisable either immediately or over a three to four year period at the date of grant. The prices of all options granted were equal to the fair market value at the date of the grant.

     In November 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures provisions of SFAS No. 123.

     The per share weighted-average fair value of stock options granted during 1998 and 1997 was $10.78 and $4.89 and is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: 1998 - risk-free interest rate 5.5%; expected volatility of 55.5%; expected life of 4 years and no expected dividend yield; 1997 - risk free interest rate of 6.6%; expected volatility of 43.5%; expected life of 4 years and no expected dividend yield.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

                                                         Period from
                                                         May 7, 1997
                                   Year Ended              through
                                December 31, 1998     December 31, 1997
                                -----------------     -----------------
              Net income:
                 As reported ...   $  6,654                $    445
                 Pro forma .....   $  5,181                $     92
              Basic EPS:
                 As reported ...   $   0.68                $   0.06
                 Pro forma .....   $   0.53                $   0.01
              Diluted EPS:
                 As reported ...   $   0.67                $   0.06
                 Pro forma .....   $   0.52                $   0.01

     The table below summarizes the transactions in the Company's stock incentive plan during 1998 and 1997:


                                                           1998                               1997
                                                          ------                             ------
                                                  Number      Weighted-Average        Number      Weighted-Average
                                                of Shares      Exercise Price       of Shares     Exercise Price
                                                ---------     ----------------      ---------     ----------------

     Options outstanding at beginning of year ..   762               $11.60             --               $   --
     Granted ...................................   312                22.85            762                11.60
     Exercised .................................   (97)               11.50             --                   --
     Canceled ..................................   (76)               14.27             --                   --
                                                ---------                            -------
     Options  outstanding  at end of year.......   901                15.28            762                11.60
                                                =========                            =======

     Exercisable at end of year ...............    207                18.08             --                   --
                                                =========                            =======

     The following table summarizes information about certain options in the Company's stock incentive plan outstanding as of December 31, 1998 in accordance with SFAS 123:


                                                 Options Outstanding                          Options Exercisable
                                     ---------------------------------------------       ----------------------------
                                                    Weighted Avg.
                                      Number         Remaining        Weighted Avg.        Number       Weighted Avg.
       Range of Exercise Prices     Outstanding   Contractual Life   Exercise Price      Outstanding   Exercise Price
       ------------------------     -----------   ----------------   --------------      -----------   --------------
       $11.50 ......................     542        8.35  years          $11.50               78           $11.50
       $11.88 - $21.42 .............     141        9.12  years          $17.11               17           $12.64
       $23.48 ......................     218        9.39  years          $23.48              112           $23.48
                                        ----                                                ----

       $11.50 - $23.48 .............     901        8.72  years          $15.28              207           $18.08
                                        ====       =====                 ======             ====           ======

10.      Income Taxes

     The (provision) benefit for income taxes (including income taxes on extraordinary item in 1997) is composed of the following:


                                                                 Period from                Period from
                                                                 May 7, 1997              January 1, 1997
                                          Year Ended               through                    through
                                       December 31, 1998      December 31, 1997             May 6, 1997
                                       -----------------      -----------------            -------------
     Federal:
       Current ........................   $     (894)            $        -                 $    (195)
       Deferred .......................       (2,271)                   509                         -
                                          ----------             ----------                 ---------
                                              (3,165)                   509                      (195)
                                          ----------             ----------                 ---------
     State:
       Current ........................         (105)                     -                       (41)
       Deferred .......................         (357)                    73                         -
                                          -----------            ----------                 ---------
                                                (462)                    73                       (41)
                                          -----------            ----------                 ---------
                                          $   (3,627)            $      582                 $    (236)
                                          ==========             ==========                 =========


     A reconciliation of the (provision) benefit for income taxes to the amount computed at the U.S. federal statutory rate of 34% and 35% for 1998 and 1997, respectively, is as follows:


                                                                                   Period from        Period from
                                                                                   May 7, 1997      January 1, 1997
                                                               Year Ended            through            through
                                                            December 31, 1998   December 31, 1997     May 6, 1997
                                                            -----------------   -----------------    -------------

       Computed "expected" tax (expense) benefit...........       $ (3,495)              $   27           $  150
       State taxes, net of federal income tax benefit .....           (305)                  73              (41)
       Non-taxable amortization of deferred gain on
         sale of property .................................            274                  184                -
       Income of non-taxable Predecessor
         Properties .......................................              -                    -               (71)
       Rental income taxable to the Predecessor ...........              -                  286              (242)
       Deferred lease costs ...............................              -                    -               (43)
       Extraordinary item .................................              -                   21                 -
       Other, net .........................................           (101)                  (9)               11
                                                             -----------------   -----------------    -------------

                                                                  $ (3,627)                $ 582           $ (236)
                                                             =================   =================    ==============


     During 1998, the Company received a tax benefit of $484 in connection with the exercise by certain employee stock options. Such amount was credited to additional paid-in capital.

     Prior to formation of the Company on May 7, 1997, the Predecessor Properties were held in either partnerships which passed through tax liabilities and benefits to the owners or in a C-Corporation (operations began December 12, 1997) which was subject to income taxes. The transfer of assets at the formation of the Company was taxable, in part, to the owners, which resulted in a $4,002 deferred tax asset at the contribution date. In addition, the Predecessor had $236 of current income taxes payable for the period from January 1, 1997 through May 6, 1997, which were paid in 1998. Accordingly, the tax basis of a majority of the property and equipment of the Company exceeds its respective book basis for financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets recognized as of the date of formation of the Company and at December 31, 1998 and 1997 are presented below and included in other assets and other current liabilities in the accompanying consolidated balance sheets.


                                                         December 31, 1998  December 31, 1997
                                                         -----------------  -----------------
       Noncurrent:
         Deferred tax assets:
         Property, plant and equipment .................... $        481      $      3,676
         Deferred lease costs .............................          914               523
         Operating loss carryforward ......................          397               343
         AMT tax credit ...................................          508                --
         Deferred revenue .................................           --                42
                                                            ------------      ------------

         Total gross deferred tax assets ..................        2,300             4,584
         Less valuation allowance .........................           --                --
                                                            ------------      ------------
         Net noncurrent deferred tax assets ............... $      2,300      $      4,584
                                                            ============      ============

       Current deferred tax liability - deferred revenue .. $        344      $         --
                                                            ============      ============


     At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,045 which are available to offset future federal taxable income, if any, through 2011.

11.      Tax Incremental Financing

         The Heritage is located in a redevelopment area designated by a local municipality as a tax incremental financing district ("TIF"). Under the terms of the redevelopment agreement, The Heritage was eligible to receive payments, in accordance with the terms of the Tax Incremental Financing Bond ("Bond") issued to it. The Bond was scheduled to mature on December 1, 2007 and had interest at 10% per annum, with principal and interest payable annually on each December 1. The Bond was subject to optional redemption, in whole or in part, at any time, at a redemption price equal to the principal outstanding at the date redeemed. The Bond was subject to mandatory redemption, in part, by the application of annual sinking fund installments by the municipality on each December 1, at a redemption price equal to the principal outstanding at the date redeemed. The Bond was payable solely from real estate tax incremental revenues and certain sales tax receipts generated in the TIF. Payments were to be made to the extent of available TIF revenues. The insufficiency of TIF revenues generated in the redevelopment area for any given year would not be considered a default in payment, but all past due amounts would be a continuing obligation payable from future TIF revenues. Any unpaid amounts including interest, at maturity, would be forgiven. As the collectibility of the Bond principal and interest was dependent upon sufficient TIF revenues being generated in the redevelopment area, revenue was recognized by The Heritage when principal and interest were received. For the period from May 7, 1997 through December 31, 1997 (final payment) and for the year ended December 31, 1996, The Heritage received payments totaling $576 and $610, respectively.

12.      Employee Benefit Plan

         In August 1994, PGI established a 401(k) plan for all employees of the PGI Entities who meet minimum employment criteria. The plan provides that the participants may defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. PGI contributed an additional 25% of the employee's contribution to the plan, up to $500 per employee per annum. On September 1, 1997, the Company established a 401(k) plan for all employees of the Company's entities that meet minimum employment criteria. The plan provides that the participants may defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. The Company contributes an additional 25% of the employee's contribution to the plan. Employees are always 100% vested in their own contributions and vested in PGI's and the Company's contributions over five years. The Company and the PGI entities made contributions to such plans in the amount of $176, $55, $15 and $30 for the year ended December 31, 1998, the period from May 7, 1997 through December 31, 1997, the period from January 1, 1997 through May 6, 1997 and for the year ended December 31, 1996, respectively. Such amounts are included in facility operating expense in the consolidated and combined statements of operations.

13.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 1998 and for the period from May 7, 1997 through December 31, 1997.


                                                                                          Period May 7, 1997
                                                                           Year Ended           through
                                                                        December 31, 1998  December 31, 1997
                                                                        -----------------  -----------------
       Numerator:
         Income from continuing operations before extraordinary item      $    6,654          $     481
         Extraordinary item (net of tax benefit of $24 for 1997)                   -                (36)
                                                                           ---------           --------
           Numerator for basic and diluted earnings per common share      $    6,654          $     445
                                                                           =========           ========
       Denominator:
         Denominator for basic earnings per share - weighted-average
           shares                                                              9,751               7,208
         Effect of dilutive securities - Employee stock options                  227                 143
                                                                           ---------           ---------
               Denominator for diluted earnings per share-adjusted
                 weighted average shares and assumed conversions               9,978               7,351
                                                                           =========           =========

       Basic earnings per share                                           $     0.68          $     0.06
                                                                           =========           =========

       Diluted earnings per share                                         $     0.67          $     0.06
                                                                           =========           =========

         Options to purchase 297 and 11 shares of common stock at $22.96 and $16.66 weighted average per share were outstanding during the year ended December 31, 1998 and for the period from May 7, 1997 through December 31, 1997, respectively, and warrants to purchase 83 shares of common stock at $25.25 weighted average per share were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

14.  Related Party Transactions

         Prior to the IPO, in connection with the management and administration of The Heritage, The Devonshire and the Hallmark facilities, PGI was entitled to fees for services provided. Such amounts incurred for the period from January 1, 1997 through May 6, 1997 and for the year ended December 31, 1996 are summarized as follows:


                                                                  Period from
                                                                January 1, 1997
                                                                    through          Year Ended
                                                                  May 6, 1997     December 31, 1996
                                                                 --------------   -----------------
         Property management fee of 5% (3% for The Hallmark
           facility through December 26, 1996)                      $   230            $   930
                                                                     ======             ======
         Administration fee for providing services to The
           Devonshire and The Heritage facilities                   $   130            $   372
                                                                     ======             ======

     On May 7, 1997, the Company began providing management services for The Island on Lake Travis facility, which is owned by PGI. The Company is entitled to a fee based on 5% of revenue. The Company recognized $210 and $132 in management fee revenue for the year ended December 31, 1998 and for the period from May 7, 1997 through December 31, 1997, respectively.

15.      Fair Value of Financial Instruments

         Cash and cash equivalents, cash and investments-restricted and variable rate and fixed rate debt are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term fixed rate debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities.

16.      Commitments and Contingencies

Leases

         The Company entered into operating lease agreements ("Lease Agreements") with various third parties for the Leased Facilities. The Lease Agreement for The Hallmark, The Springs of East Mesa, The Gables at Brighton and The Park Place facilities has an initial term of 23 years, with two options to extend for 25 years each, and requires annual base rent payments ranging from $10,185 to $11,204. The Lease Agreement for these four facilities also requires additional rent each year beginning in 1999 based on 10% of the excess of each year's revenue compared to 1998 revenue. The Lease Agreements for the remaining facilities have initial terms of one to five years with options to extend (as defined). The Company has the option to acquire the Leased Facilities at fair market value prior to or at the end of such lease terms. The Company has pledged lease security deposits of $55,453 and $18,542 at December 31, 1998 and 1997, respectively, in connection with certain leased facilities.

     On September 25, 1997, the Company entered into a five year lease for its corporate office with an affiliate of PGI (the "Landlord") which was amended on March 17, 1998. The lease expires April 30, 2005, with base rent that escalates at each anniversary of the commencement date by $0.75 per square foot per year. In conjunction with the signing of the lease and the amendment, the Company received cash payments of $404 and $452, respectively, from the Landlord, which have been deferred and are being amortized using the straight-line method over the life of the office lease. Office lease expense of $300 and $193 for the year ended December 31, 1998 and for the period from May 7, 1997 through December 31, 1997 is included in General and Administrative expense.

         The aggregate amount of all future minimum operating lease payments including $3,006 of payments to be made to the Landlord for the office lease as of December 31, 1998 are as follows:

             Year ended December 31,
             1999                        $     24,062
             2000                              25,017
             2001                              25,092
             2002                              24,940
             2003                              17,461
             Thereafter                       180,146
                                          -----------
                                         $    296,718
                                          ===========

Litigation

     The Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on the Company's business, financial condition and results of operations.

Other

     The Company has a $100,000 commitment from Capital Corporation of America of which $51,000 has been committed to the third parties developing the Austin, Texas and Southfield, Michigan projects. In connection with the aforementioned projects and certain other developments, the Company has guarantees for construction loans aggregating approximately $82,000 of which $18,982 was outstanding at December 31, 1998.

17.      Pro Forma (Unaudited)

     The following unaudited pro forma financial information of the Company for the years ended December 31, 1998 and 1997 are presented as if, at January 1, 1998 and 1997, the Company had sold and issued 11,572 shares of its common stock, purchased the Owned Facilities and leased the Leased Facilities and The River Bay Club (see note 18) which was leased beginning January 19, 1999. If The River Bay Club was not included in the pro forma operations, revenue, net income, basic earnings per share and diluted earnings per share would be $92,013, $8,006, $0.69, and $0.68, respectively, for 1998 and $83,617, $3,226,
$0.28, and $0.28, respectively for 1997.

     These unaudited pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the IPO and follow-on public offerings had been consummated at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

                                             Year ended December 31,
                                             ----------------------
                                                1998         1997
                                                ----         ----

              Revenue                         $98,195      $89,799
              Net income                        8,758        3,978
              Basic earnings per share           0.76         0.34
              Diluted earnings per share         0.74         0.34
              Weighted diluted shares          11,799       11,715

18.      Subsequent Events

         On January 19, 1999, the Company entered into an operating lease agreement to lease The River Bay Club facility, a 285-unit facility located in Quincy, Massachusetts. The lease is an operating lease with an initial five-year term with five one-year renewal option periods with annual payment amounts of approximately $2,500 through the initial lease term. The Company has an option to acquire this facility at the end of the lease term.

         On January 25, 1999, the Company entered into a $5,000 unsecured loan agreement bearing interest at 12%, payable interest only, and maturing April 26, 1999. The loan is subordinated to the Company's existing unsecured line of credit (see Note 6) and prohibits the Company from paying any dividends.

17.      Quarterly Financial Information (Unaudited)



                                                       1998 Quarter Ended                      1997 Quarter Ended
                                            ---------------------------------------     --------------------------------
                                            Mar. 31    Jun. 30   Sept. 30   Dec. 31      June 30 (1)  Sept. 30   Dec. 31
                                            -------    -------   --------   -------      -----------  --------   -------

Revenue ..................................$ 16,898   $ 18,651   $ 20,482   $ 21,670      $   6,571    $11,242    $12,424
Operating expenses ....................... (13,730)   (15,036)   (16,785)   (17,138)        (5,505)    (9,020)   (10,496)
Interest income (expense), net ...........    (217)        --        244         95           (589)      (884)      (853)
Depreciation and amortization ............  (1,226)    (1,205)    (1,146)    (1,276)          (691)    (1,158)    (1,118)
                                           --------    -------    -------   --------      --------     -------   -------

Income (loss)  before  (provision)/benefit
  for income taxes and extraordinary item    1,725      2,410      2,795      3,351           (214)       180        (43)
(Provision)/benefit for income taxes......    (614)      (889)      (982)    (1,142)           133         10        415
                                           --------    -------    -------   --------      --------    -------    -------
Income (loss) from  continuing  operations
  before extraordinary item ..............   1,111      1,521      1,813      2,209            (81)       190        372
Extraordinary  item (net of  deferred  tax
  benefit for income taxes of $24) .......      --         --         --         --             --         --        (36)
                                           --------    -------    -------   --------      --------    -------    -------
  Net income (loss) ......................$  1,111   $  1,521   $  1,813   $  2,209      $     (81)   $   190    $   336
                                           ========    =======    =======   ========      ========    =======    =======
Basic earnings per common share:


Income (loss) from  continuing operations
  before extraordinary item ..............$   0.12   $   0.16   $   0.19   $   0.21      $   (0.01)   $  0.03    $  0.05
Extraordinary item .......................      --         --         --         --             --         --         --
                                          --------    -------    -------   --------       --------    -------    -------
Net income (loss) ........................$   0.12   $   0.16   $   0.19   $   0.21      $   (0.01)   $  0.03    $  0.05
                                          ========    =======    =======   ========       ========    =======    =======

Weighted    average   shares   used   for
  computing  basic  earnings  per  common
  share ..................................   9,408      9,487      9,569     10,529          6,844      7,175      7,458
                                          ========    =======    =======   ========       ========    =======    =======

Diluted  earnings per common share:
Income (loss) from continuing operations
   before extraordinary item .............$   0.12   $   0.16   $    0.19  $   0.21      $   (0.01)   $  0.03    $  0.05
Extraordinary item .......................      --         --          --        --             --         --      (0.01)
                                          --------    -------    --------  --------       --------    -------    -------
Net income (loss) ........................$   0.12   $   0.16   $    0.19  $   0.21      $   (0.01)   $  0.03    $  0.04
                                          ========    =======    ========  ========       ========    =======    =======

Weighted    average   shares   used   for
  computing  diluted  earnings per common
  share ..................................   9,646      9,793      9,771     10,672          6,844      7,317      7,671
                                          ========    =======    =======   ========      =========    ========   =======

         (1) The period  includes  operations  from May 7, 1997 through June 30, 1997.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Election of Directors" and "Other Information-Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 1999 Annual Meeting Proxy Statement, which the Company intends to file within 120 days of its fiscal year end. Certain information regarding executive officers is contained in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the information contained under the headings "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Report of Compensation Committee" in the Company's 1999 Annual Meeting Proxy Statement, which the Company intends to file within 120 days of its fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information contained under the heading "Principal Security Holders of the Company" in the Company's 1999 Annual Meeting Proxy Statement, which the Company intends to file within 120 days of its fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information contained under the heading "Other Information-Certain
Relationships and Related Transactions" in the Company's 1999 Annual Meeting Proxy Statement, which the Company intends to file within 120 days of its fiscal year end.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

       The financial statements files as part of this report are set forth in response to Item 8.

(a)(2) Financial Statement Schedules


(a)(3) Exhibits

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

Exhibit
Number                                 Description
-------                                -----------

10.3 Certificate Pledge Agreement dated as of March 6, 1998 by Brookdale Living Communities of Illinois-H.V., Inc. in favor of The Harbor Village Business Trust, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.3 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

10.4 Securities Pledge Agreement dated as of March 6, 1998 by Brookdale Living Communities of Illinois-H.V., Inc. in favor of The Harbor Village Business Trust and Wilmington Trust Company, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.4 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

10.5 Indemnity Agreement dated as of March 6, 1998 from Brookdale Living Communities, Inc. in favor of Wilmington Trust Company and FBTC Leasing Corp., as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.5 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

10.6 Guaranty and Suretyship Agreement dated as of March 6, 1998 from Brookdale Living Communities of Illinois-H.V., Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.6 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

10.7 Environmental Indemnity Agreement dated as of March 6, 1998 from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital
       Corporation, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.7 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

10.8 Mezzanine Loan Agreement dated as of March 6, 1998 by and among The Harbor Village Business Trust, Brookdale Living Communities of Illinois-H.V., Inc. and Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.8 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

10.9 Mezzanine Guaranty and Suretyship Agreement dated as of March 6, 1998 from Brookdale Living Communities of Illinois-H.V., Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.9 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

10.10 Mezzanine Environmental Indemnity Agreement dated as of March 6, 1998 from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation, as filed with the Securities and Exchange Commission on April 14, 1998 as Exhibit 10.10 to the Company's Form 8-K dated March 6, 1998 (File No. 0-22253) and incorporated herein by reference

10.11 Purchase and Sale Agreement, dated as of March 31, 1998, by and between Brookdale Living Communities of Michigan, Inc. and AH Michigan Owner Limited Partnership, as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.1 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

10.12 Note, dated March 31, 1998, issued by AH Michigan Owner Limited Partnership payable to the order of Brookdale Living Communities of Michigan, Inc. in the principal amount of $3,044,082.12, as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.2 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

10.13 Development Agreement, dated as of March 31, 1998, by and between AH Michigan Owner Limited Partnership and Brookdale Living Communities of Michigan, Inc., as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.3 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

10.14 Guaranty Agreement, dated as of March 31, 1998, issued by AH Michigan CPG, Inc. and AH Michigan Subordinated, LLC in favor of Brookdale Living Communities, Inc., as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.4 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

10.15 Collateral Assignment of Partnership Interests, dated as of March 31, 1998, issued by AH Michigan CPG, Inc. and AH Subordinated, LLC for the benefit of Brookdale Living Communities of Michigan, Inc., as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.5 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

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

10.20 Collateral Assignment of Partnership Interests, dated as of March 31, 1998, issued by AH Texas CPG, Inc. and AH Texas Subordinated, LLC for the benefit of BLC of Texas-II, L.P., as filed with the Securities and Exchange Commission on April 15, 1998 as Exhibit 10.10 to the Company's Form 8-K dated March 31, 1998 (File No. 0-22253) and incorporated herein by reference

10.21 Development Agreement, dated as of March 31, 1998, by and between Brookdale Living Communities, Inc. and National Development Eastern Associates, Inc., as filed with the Securities and Exchange Commission on May 15, 1998 as Exhibit 10.21 to the Company's Form 10-Q for the period ended March 31, 1998 (File No. 0-22253) and incorporated herein by reference

10.22 Agreement to Assign Agreement of Sale and Purchase, dated as of March 31, 1998, by and among Brookdale Living Communities, Inc., National Development Eastern Associates, Inc., Kenneth A. LeDonne, Robert A. LeDonne, Karen A. LeDonne, Peter O. LeDonne and Dorthea J. LeDonne, as filed with the Securities and Exchange Commission on May 15, 1998 as
       Exhibit 10.22 to the Company's Form 10-Q for the period ended March 31, 1998 (File No. 0-22253) and incorporated herein by reference

10.23 Lease dated as of May 11, 1998 by and between Brookdale Living Communities of California, Inc., as lessee, and Atrium of San Jose LLC, as lessor-owner, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.1 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

10.24 Note and Deed of Trust Modification and Assumption Agreement dated as of May 12, 1998 by and among LaSalle National Bank, as Trustee for the Registered Holders of DLJ Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1996-CF1 ("Trustee"), Atrium Venture,
       The Atrium of San Jose LLC and Brookdale Living Communities of California, Inc., as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.2 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

10.25 Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 12, 1998 by Brookdale Living Communities of California, Inc. in favor of The Atrium of San Jose LLC, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.3 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

10.26 Pledge and Security Agreement dated as of May 12, 1998 by Brookdale Living Communities of California, Inc. and The Atrium of San Jose LLC in favor of Key Corporate Capital, Inc. and SELCO Service Corporation, as filed with the Securities and Exchange Commission on May 26, 1998 as
       Exhibit 10.4 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

10.27 Indemnity and Guaranty Agreement dated as of May 12, 1998 from Brookdale Living Communities of California, Inc. and Brookdale Living Communities, Inc. in favor of Trustee, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.5 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

Exhibit
Number                                 Description
-------                                -----------

10.28 Hazardous Substances Indemnity Agreement dated as of May 12, 1998 from The Atrium of San Jose LLC, Brookdale Living Communities of California, Inc. and Brookdale Living Communities, Inc. in favor of Trustee, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit
       10.6 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

10.29 Indemnity and Guaranty Agreement dated as of May 12, 1998 from Brookdale Living Communities, Inc. in favor of Healthcare Realty Trust Incorporated, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.7 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

10.30 Indemnity Agreement dated as of May 12, 1998 by and among Brookdale Living Communities, Inc. in favor of The Atrium of San Jose LLC, Healthcare Realty Trust Incorporated, Key Corporate Capital, Inc., SELCO Service Corporation and Wilmington Trust Company, as filed with the Securities and Exchange Commission on May 26, 1998 as Exhibit 10.8 to the Company's Form 8-K dated May 12, 1998 (File No. 0-22253) and incorporated herein by reference

10.31 Master Facility Agreement, dated as of June 17, 1998, by and between Brookdale Living Communities, Inc. and Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as
       Exhibit 10.1 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.32 Loan Agreement, dated as of June 17, 1998, by and among Nomura Asset Capital Corporation, AH Texas Owner Limited Partnership and BLC of Texas-II, L.P. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.2 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.33 Building Loan Agreement, dated as of June 17, 1998, by and among Nomura Asset Capital Corporation, AH Texas Owner Limited Partnership and BLC of Texas-II, L.P. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.3 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.34 Guaranty of Payment of Note, Rate Lock Obligations, Carrying Costs and Recourse Obligations, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
       10.4 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.35 Guaranty of Completion, dated as of June 17, 1998, by Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
       10.5 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.36 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.6 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.37 Loan Agreement, dated as of June 17, 1998, by and between Banc One Capital Partners IV, Ltd. and AH Texas Subordinated, LLC. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.7 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.38 Guaranty Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
       10.8 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.39 Guaranty of Completion, dated as of June 17, 1998, by Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
       10.9 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.40 Non-recourse Guaranty Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.10 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

Exhibit
Number                                 Description
-------                                -----------

10.41 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.11 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.42 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of the Indemnified Parties (as defined therein) and AH Texas Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.12 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.43 Conditional Investment Agreement, dated as of June 17, 1998, by and between Brookdale Living Communities, Inc. and Banc One Capital Funding Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.13 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.44 Warrant Certificate, dated as of June 17, 1998, issued by Brookdale Living Communities, Inc. in favor of Banc One Capital Markets, Inc. for up to 5,000 shares of Common Stock of Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as
       Exhibit 10.14 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.45 Warrant Certificate, dated as of June 17, 1998, issued by Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. for up to 20,000 shares of Common Stock of Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.15 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.46 Amended and Restated Development Agreement, dated as of June 17, 1998, by and between BLC of Texas-II, L.P. and AH Texas Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as
       Exhibit 10.16 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.47 Management Agreement, dated as of June 17, 1998, by and between BLC of Texas-II, L.P. and AH Texas Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.17 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.48 Equity Option Agreement, dated as of June 17, 1998, by and among Brookdale Living Communities, Inc., AH Texas Owner Limited Partnership, AH Texas Subordinated, LLC, AH Texas CGP, Inc. and AH Texas Investor, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.18 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.49 Property Option Agreement, dated as of June 17, 1998, by and among Brookdale Living Communities, Inc., AH Texas Owner Limited Partnership and AH Texas Subordinated, LLC, as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.19 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.50 Loan Agreement, dated as of June 17, 1998, by and among Nomura Asset Capital Corporation, AH Michigan Owner Limited Partnership and Brookdale Living Communities of Michigan, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.20 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.51 Building Loan Agreement, dated as of June 17, 1998, by and among Nomura Asset Capital Corporation, AH Michigan Owner Limited Partnership and
       Brookdale Living Communities of Michigan, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.21 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.52 Guaranty of Payment of Note, Rate Lock Obligations, Carrying Costs and Recourse Obligations, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
       10.22 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.53 Guaranty of Completion, dated as of June 17, 1998, by Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
       10.23 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

Exhibit
Number                                 Description
-------                                -----------

10.54 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Nomura Asset Capital Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.24 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.55 Loan Agreement, dated as of June 17, 1998, by and between Banc One Capital Partners IV, Ltd. and AH Michigan Subordinated, LLC as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.25 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.56 Guaranty Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
       10.26 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.57 Guaranty of Completion, dated as of June 17, 1998, by Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
       10.27 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.58 Non-recourse Guaranty Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.28 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.59 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.29 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.60 Environmental Indemnity Agreement, dated as of June 17, 1998, from Brookdale Living Communities, Inc. in favor of the Indemnified Parties (as defined therein) and AH Michigan Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
       10.30 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.61 Conditional Investment Agreement, dated as of June 17, 1998, by and between Brookdale Living Communities, Inc. and Banc One Capital Funding Corporation as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.31 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.62 Warrant Certificate, dated as of June 17, 1998, issued by Brookdale Living Communities, Inc. in favor of Banc One Capital Markets, Inc. for up to 5,000 shares of Common Stock of Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as
       Exhibit 10.32 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.63 Warrant Certificate, dated as of June 17, 1998, issued by Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. for up to 20,000 shares of Common Stock of Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.33 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.64 Amended and Restated Development Agreement, dated as of June 17, 1998, by and between Brookdale Living Communities of Michigan, Inc. and AH Michigan Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.34 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.65 Management Agreement, dated as of June 17, 1998, by and between Brookdale Living Communities of Michigan, Inc. and AH Michigan Owner Limited Partnership as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.35 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

Exhibit
Number                                 Description
-------                                -----------

10.66 Equity Option Agreement, dated as of June 17, 1998, by and among Brookdale Living Communities, Inc., AH Michigan Owner Limited Partnership, AH Michigan Subordinated, LLC, AH Michigan CGP, Inc. and AH Michigan Investor, Inc. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.36 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.67 Property Option Agreement, dated as of June 17, 1998, by and among Brookdale Living Communities, Inc., AH Michigan Owner Limited Partnership and AH Michigan Subordinated, LLC. as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.37 to the Company's Form 8-K dated June 25, 1998 (File No. 0-22253) and incorporated herein by reference

10.68 Purchase and Sale Agreement, dated as of June 30, 1998, by and between AH North Carolina Owner Limited Partnership and Brookdale Living Communities of North Carolina, Inc., and guaranteed by Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 17, 1998 as Exhibit 10.1 to the Company's Form 8-K dated June 30, 1998 (File No. 0-22253) and incorporated herein by reference

10.69 Note, dated June 30, 1998, issued by AH North Carolina Owner Limited Partnership in favor of Brookdale Living Communities of North Carolina, Inc. in the principal amount of $1,902,776.97 as filed with the Securities and Exchange Commission on July 17, 1998 as Exhibit 10.2 to the Company's Form 8-K dated June 30, 1998 (File No. 0-22253) and incorporated herein by reference

10.70 Development Agreement, dated as of June 30, 1998, by and between AH North Carolina Owner Limited Partnership and Brookdale Living Communities of North Carolina, Inc., and guaranteed by Brookdale Living Communities, Inc. as filed with the Securities and Exchange Commission on July 17, 1998 as Exhibit 10.3 to the Company's Form 8-K dated June 30, 1998 (File No. 0-22253) and incorporated herein by reference

10.71 Guaranty Agreement, dated as of June 30, 1998, issued by AH North Carolina CPG, Inc. and AH North Carolina Subordinated, LLC in favor of Brookdale Living Communities of North Carolina, Inc. as filed with the Securities and Exchange Commission on July 17, 1998 as Exhibit 10.4 to the Company's Form 10-Q for the period ended June 30, 1998 (File No. 0-22253) and incorporated herein by reference

10.72 Collateral Assignment of Partnership Interests, dated as of June 30, 1998, issued by AH North Carolina CPG, Inc. and AH North Carolina
       Subordinated, LLC for the benefit of Brookdale Living Communities of North Carolina, Inc. as filed with the Securities and Exchange Commission on July 17, 1998 as Exhibit 10.5 to the Company's Form 10-Q for the period ended June 30, 1998 (File No. 0-22253) and incorporated herein by reference

10.73 Loan Agreement dated as of April 27, 1998 by and between the Company and LaSalle National Bank, as filed with the Securities and Exchange Commission on July 17, 1998 as Exhibit 10.51 to the Company's Form 10-Q for the period ended June 30, 1998 (File No. 0-22253) and incorporated herein by reference

10.74 Note dated April 27, 1998 issued by the Company payable to the order of LaSalle National Bank as filed with the Securities and Exchange Commission on July 17, 1998, as Exhibit 10.52 to the Company's Form 10-Q for the period ended June 30, 1998 (File No. 0-22253) and incorporated herein by reference

10.75 Lease, dated as of July 1, 1998, by and between Brookdale Living Communities of Connecticut-WH, Inc., as lessee, and The Chatfield
       Business Trust, S.T., as lessor-owner, as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.1 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

10.76 Fixed Rate Program Promissory Note Secured by Mortgage, dated July 1, 1998, from The Chatfield Business Trust, S.T., as maker, payable to the order of Heller Financial, Inc., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.2 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

10.77 Guaranty, dated as of July 1, 1998, issued by Brookdale Living Communities of Connecticut-WH, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on July 16, 1998 as
       Exhibit 10.3 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

10.78 Certificate A Pledge Agreement, dated as of July 1, 1998, by Brookdale Living Communities of Connecticut-WH, Inc. in favor of The Chatfield Business Trust, S.T., Wilmington Trust Company and LaSalle National Bank, as filed with the Securities and Exchange Commission on July 16, 1998 as
       Exhibit 10.4 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

Exhibit
Number                                 Description
-------                                -----------

10.79 Certificate B Pledge Agreement, dated as of July 1, 1998, by Brookdale Living Communities of Connecticut-WH, Inc. in favor of The Chatfield Business Trust, S.T., Wilmington Trust Company and LaSalle National Bank, as filed with the Securities and Exchange Commission on July 16, 1998 as
       Exhibit 10.5 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

10.80 Hazardous Substance Indemnification Agreement, dated as of July 1, 1998, from Brookdale Living Communities of Connecticut-WH, Inc. and Brookdale Living Communities, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit
       10.6 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

10.81 Indemnity Agreement, dated as of July 1, 1998, from Brookdale Living Communities, Inc. in favor of Wilmington Trust Company and Bank Hapoalim, B.M., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.7 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

10.82 Letter Agreement regarding liability for carve-outs to non-recourse provisions, dated July 1, 1998, issued by Brookdale Living Communities, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on July 16, 1998 as Exhibit 10.8 to the Company's Form 8-K dated July 2, 1998 (File No. 0-22253) and incorporated herein by reference

10.83 First Amendment to Loan Agreement and Documents, dated as of July 16, 1998, by and between the Company and LaSalle National Bank., as filed with the Securities and Exchange Commission on November 16, 1998 as
       Exhibit 10.9 to the Company's Form 10-Q for the period ended September 30, 1998 (File No. 0-22253) and incorporated herein by reference

10.84 Amended and Restated Note dated July 16, 1998 issued by the Company payable to the order of LaSalle National Bank, as filed with the Securities and Exchange Commission on November 16, 1998 as Exhibit 10.10 to the Company's Form 10-Q for the period ended September 30, 1998 (File No. 0-22253) and incorporated herein by reference

10.85  Lease,  dated as of October 14,  1998,  by and between  Brookdale  Living
       Communities of New Mexico-SF, Inc., as lessee, and The PDL Business Trust, S.T., as lessor-owner, as filed with the Securities and Exchange Commission on November 2, 1998 as Exhibit 10.1 to the Company's Form 8-K dated October 21, 1998 (File No. 0-22253) and incorporated herein by reference

10.86 Fixed Rate Program Promissory Note Secured by Mortgage, dated October 14, 1998, from The PDL Business Trust, S.T., as maker, payable to the order of Heller Financial, Inc., as filed with the Securities and Exchange Commission on November 2, 1998 as Exhibit 10.2 to the Company's Form 8-K dated October 21, 1998 (File No. 0-22253) and incorporated herein by reference

10.87 Guaranty, dated as of October 14, 1998, issued by Brookdale Living Communities of New Mexico-SF, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on November 2, 1998 as
       Exhibit 10.3 to the Company's Form 8-K dated October 21, 1998 (File No. 0-22253) and incorporated herein by reference

10.88 Certificate A Pledge Agreement, dated as of October 14, 1998, by Brookdale Living Communities of New Mexico-SF, Inc. in favor of The PDL Business Trust, S.T., Wilmington Trust Company, as valuation agent, and LaSalle National Bank, as collateral account bank, as filed with the Securities and Exchange Commission on November 2, 1998 as Exhibit 10.4 to the Company's Form 8-K dated October 21, 1998 (File No. 0-22253) and incorporated herein by reference

10.89 Certificate B Pledge Agreement, dated as of October 14, 1998, by Brookdale Living Communities of New Mexico-SF, Inc. in favor of The PDL Business Trust, S.T., Wilmington Trust Company, as valuation agent, and LaSalle National Bank, as collateral account bank, as filed with the Securities and Exchange Commission on November 2, 1998 as Exhibit 10.5 to the Company's Form 8-K dated October 21, 1998 (File No. 0-22253) and incorporated herein by reference

10.90 Hazardous Substance Indemnification Agreement, dated as of October 14, 1998, from Brookdale Living Communities of New Mexico-SF, Inc. and Brookdale Living Communities, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on November 2, 1998 as
       Exhibit 10.6 to the Company's Form 8-K dated October 21, 1998 (File No. 0-22253) and incorporated herein by reference

Exhibit
Number                                 Description
-------                                -----------

10.91 Indemnity Agreement, dated as of October 14, 1998, from Brookdale Living Communities, Inc. in favor of Wilmington Trust Company, SELCO Service Corporation and Bank Hapoalim B.M., as filed with the Securities and Exchange Commission on November 2, 1998 as Exhibit 10.7 to the Company's Form 8-K dated October 21, 1998 (File No. 0-22253) and incorporated herein by reference

10.92 Letter Agreement regarding liability for carve-outs to non-recourse provisions, dated October 14, 1998, issued by Brookdale Living Communities, Inc. in favor of Heller Financial, Inc., as filed with the Securities and Exchange Commission on November 2, 1998 as Exhibit 10.8 to the Company's Form 8-K dated October 21, 1998 (File No. 0-22253) and incorporated herein by reference

10.93 Lease, dated as of December 18, 1998, by and between Brookdale Living Communities of California-RC, Inc., as lessee, and The Woodside Business Trust, as lessor-owner, as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.1 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.94 Multifamily Note, dated December 18, 1998, from The Woodside Business Trust, as maker, payable to the order of Glaser Financial Group, Inc., as filed with the Securities and Exchange Commission on January 6, 1999 as
       Exhibit 10.2 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.95 Multifamily Guaranty Agreement, dated as of December 18, 1998, issued by Brookdale Living Communities of California-RC, Inc. in favor of Glaser Financial Group, Inc., as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.3 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.96 Multifamily Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 18, 1998, issued by Brookdale Living Communities of California-RC, Inc. in favor of Chicago Title Company, as trustee, for the benefit of Glaser Financial Group, Inc., as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.4 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.97 Certificate A Pledge Agreement, dated as of December 22, 1998, by Brookdale Living Communities of California-RC, Inc. in favor of The Woodside Business Trust, Wilmington Trust Company, as valuation agent, and LaSalle National Bank, as collateral account bank, as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.5 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.98 Certificate B Pledge Agreement, dated as of December 22, 1998, by Brookdale Living Communities of California-RC, Inc. in favor of The Woodside Business Trust, Wilmington Trust Company, as valuation agent, and LaSalle National Bank, as collateral account bank, as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.6 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.99 Exceptions to Non-Recourse Guaranty, dated as of December 18, 1998, from Brookdale Living Communities, Inc. in favor of Glaser Financial Group, Inc., as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.7 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.100 Indemnity Agreement, dated as of December 22, 1998, from Brookdale Living Communities, Inc. in favor of Wilmington Trust Company and SELCO Service Corporation, as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.8 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.101 Second Amendment to Loan Agreement and Documents, dated as of October 14, 1998, by and between the Company and LaSalle National Bank

10.102 Third Amendment to Loan Agreement and Documents, dated as of October 20, 1998, by and between the Company and LaSalle National Bank

10.103 Fourth Amendment to Loan Agreement and Documents, dated as of November 3, 1998, by and between the Company and LaSalle National Bank

10.104 Fifth Amendment to Loan Agreement and Documents, dated as of December 21, 1998, by and between the Company and LaSalle National Bank

Exhibit
Number                                 Description
-------                                -----------

10.105 Third Amended and Restated Note dated December 21, 1998 issued by the Company payable to the order of LaSalle National Bank

10.106 Warrant Certificate, dated as of October 23, 1998, issued by Brookdale Living Communities, Inc. in favor of Banc One Capital Partners IV, Ltd. for up to 33.163 shares of Common Stock of Brookdale Living Communities, Inc.

12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21     Subsidiaries of the Registrant

23     Consent of Ernst & Young LLP

27     Financial Data Schedule

(b)    Reports on Form 8-K

       On November 2, 1998, the Company filed a Current Report on Form 8-K dated October 21, 1998 announcing pursuant to Item 5 of Form 8-K the lease of The Ponce de Leon which commenced on October 21, 1998.

       On November 4, 1998, the Company filed a Current Report on Form 8-K dated November 3, 1998 announcing pursuant to Item 5 of Form 8-K the Company's third quarter 1998 results.

       On November 10, 1998, the Company filed a Current Report on Form 8-K dated June 30, 1998 announcing pursuant to Item 7 of Form 8-K the Company's Computation of Ratio of Earnings to Combined Fixed Charges for the Six Months Ended June 30, 1998

       On November 19, 1998, the Company filed a Current Report on Form 8-K/A dated June 30, 1998 announcing pursuant to Item 7 of Form 8-K/A the Company's Computation of Ratio of Earnings to Combined Fixed Charges for the Six Months Ended June 30, 1998

       On December 7, 1998, the Company filed a Current Report on Form 8-K dated December 4, 1998 announcing pursuant to Item 5 of Form 8-K the Company's interest in acquiring ILM Senior Living, Inc., ILM II Senior Living, Inc., ILM I Lease Corporation and ILM II Lease Corporation.

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

                            BROOKDALE LIVING COMMUNITIES, INC.
                            Registrant


Dated:  March 31, 1999      /s/ Mark J. Schulte
                            -----------------------------------------------
                            Mark J. Schulte
                            President and Chief Executive Officer

Dated:  March 31, 1999      /s/ Darryl W. Copeland, Jr.
                            -----------------------------------------------
                            Darryl W. Copeland, Jr.
                            Executive Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ Michael W. Reschke                                   March 31, 1999
         ---------------------------------------------------
         Michael W. Reschke
         Chairman of the Board, Director

         /s/ Mark J. Schulte                                      March 31, 1999
         ---------------------------------------------------
         Mark J. Schulte
         President and Chief Executive Officer, Director
         (Principal Executive Officer)

         /s/ Darryl W. Copeland, Jr.                              March 31, 1999
         ---------------------------------------------------
         Darryl W. Copeland, Jr.
         Executive Vice President and Chief Financial Officer, Director (Principal Financial Officer)

         /s/ R. Stanley Young                                     March 31, 1999
         ---------------------------------------------------
         R. Stanley Young
         Senior Vice President - Finance and Treasurer
         (Principal Accounting Officer)

         /s/ Wayne D. Boberg                                      March 31, 1999
         ---------------------------------------------------
         Wayne D. Boberg, Director

         /s/ Bruce L. Gewertz                                     March 31, 1999
         ---------------------------------------------------
         Bruce L. Gewertz, Director

         /s/ Darryl W. Hartley-Leonard                            March 31, 1999
         ---------------------------------------------------
         Darryl W. Hartley-Leonard, Director

         /s/ Daniel J. Hennessy, Director                         March 31, 1999
         ---------------------------------------------------
         Daniel J. Hennessy, Director