Form 10-Q
period 1999-03-31
BROOKDALE LIVING COMMUNITIES INC
filed 1999-05-17
CIK 1023010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarterly Period ended March 31, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from ________ to _______.

Commission File Number       0-22253
                             -------

                       BROOKDALE LIVING COMMUNITIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        36-4103821
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 77 W. Wacker Drive, Suite 4400
         Chicago, IL                                         60601
-------------------------------             ------------------------------------
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

As of May 17, 1999, 11,572,802 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

               Brookdale Living Communities, Inc. and Subsidiaries

                                    Form 10-Q

                                      INDEX
                                      -----

PART I:  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements (Unaudited). ..................................  3

         Consolidated  Balance  Sheets  as of March  31,  1999 and as of
         December 31, 1998 ..................................................  4

         Consolidated  Statements  of  Operations  for the three  months ended March 31, 1999 and 1998 ......................................  5

         Consolidated  Statements  of Cash  Flows for the  three  months ended March 31, 1999 and 1998 ......................................  6

         Notes to Consolidated Financial Statements .........................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................. 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. ........ 14

PART II:  OTHER INFORMATION ................................................. 14

Item 1.  Legal Proceedings. ................................................. 14
Item 2.  Changes in Securities and Use of Proceeds. ......................... 14
Item 3.  Defaults Upon Senior Securities. ................................... 15
Item 4.  Submission of Matters to a Vote of Security Holders. ............... 15
Item 5.  Other Information. ................................................. 15
Item 6.  Exhibits and Reports on Form 8-K. .................................. 15

Signatures .................................................................. 17

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).


         The information furnished in the accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.

         Brookdale Living Communities, Inc. was incorporated on September 4, 1996 and commenced operations upon the completion of its initial public offering on May 7, 1997. The consolidated financial statements of Brookdale and its Subsidiaries (the "Company") represent the results of operations of 19 facilities the Company operated during the period end March 31, 1999.

         The aforementioned financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999.



                          BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                              (In Thousands, Except Par Value Amounts)
                                            (Unaudited)


Assets                                                                       March 31, 1999      December 31, 1998
                                                                             --------------      -----------------

Cash and cash equivalents..............................................      $         902        $       1,065
Accounts receivable....................................................                620                  379
Notes receivable.......................................................              1,836                3,486
Reimbursable development costs.........................................              9,426                9,815
Prepaid expenses and other.............................................              5,321                4,752
                                                                             -------------        -------------
      Total current assets.............................................             18,105               19,497
                                                                             -------------        -------------

Property, plant and equipment..........................................            118,721              115,801
Accumulated depreciation...............................................             (6,657)              (5,689)
                                                                             -------------        -------------
Property, plant and equipment, net.....................................            112,064              110,112
                                                                             -------------        -------------

Property under development.............................................             13,805               11,221
Cash and investments - restricted......................................              8,589                8,226
Investment certificates - restricted...................................             23,142               15,951
Letter of credit deposits..............................................             14,077               13,919
Lease security deposits................................................             65,384               55,453
Other..................................................................             10,454               10,254
                                                                             -------------        -------------
      Total assets.....................................................      $     265,620        $     244,633
                                                                             =============        =============

Liabilities and Stockholders' Equity
Liabilities
Current portion of long-term debt......................................      $       3,316        $       3,310
Unsecured line of credit...............................................             24,097               10,997
Current portion of deferred gain on sale of property...................                806                  806
Accrued interest payable...............................................                943                  968
Accounts payable and accrued expenses..................................             13,278                9,234
Tenant refundable entrance fees and security deposits..................              6,360                5,838
Other..................................................................              1,387                  629
                                                                             -------------        -------------
      Total current liabilities........................................             50,187               31,782
                                                                             -------------        -------------

Long-term debt, less current portion...................................             92,489               92,570
Deferred lease liability...............................................              2,956                2,849
Deferred gain on sale of property, less current portion................             15,915               16,116
                                                                             -------------        -------------
      Total liabilities................................................            161,547              143,317
                                                                             -------------        -------------
Stockholders' Equity:
Preferred stock, $.01 par value, 20,000 authorized, none issued........                  -                    -
Common stock, $.01 par value,  75,000 shares authorized,  11,572 shares
   issued and outstanding at March 31, 1999 and December 31, 1998 .....                116                  116
Additional paid-in-capital.............................................             94,101               94,101
Accumulated earnings...................................................              9,856                7,099
                                                                             -------------        -------------
      Total stockholders' equity.......................................            104,073              101,316
                                                                             -------------        -------------
      Total liabilities and stockholders' equity.......................      $     265,620        $     244,633
                                                                             =============        =============



See accompanying notes to consolidated financial statements.



                    BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In Thousands, Except Per Share Amounts)
                                        (Unaudited)


                                                                   Three months ended March 31,
                                                                     1999               1998
                                                                     ----               ----
Revenue
Resident fees...............................................    $       23,778      $      15,657
Development fees............................................             1,666              1,188
Management fees.............................................                73                 53
                                                                --------------      -------------
       Total revenue........................................            25,517             16,898
                                                                --------------      -------------

Expenses
Facility operating..........................................            12,792              8,587
General and administrative..................................             1,158              1,292
Lease expense...............................................             6,288              3,851
Depreciation and amortization...............................             1,362              1,226
                                                                --------------      -------------
       Total operating expenses.............................            21,600             14,956
                                                                --------------      -------------
       Income from operations...............................             3,917              1,942
Interest income.............................................             1,546                705
Interest expense............................................            (1,127)              (922)
                                                                --------------      -------------
       Income before income tax expense.....................             4,336              1,725
Income tax expense..........................................            (1,579)              (614)
                                                                --------------      -------------

       Net income...........................................    $        2,757      $       1,111
                                                                ==============      =============

Basic earnings per common share.............................    $         0.24      $        0.12
                                                                ==============      =============

Weighted average  shares used for computing  basic  earnings
   per common share.........................................            11,572              9,408
                                                                ==============      =============

Diluted earnings per common share...........................    $         0.24      $        0.12
                                                                ==============      =============

Weighted average shares used for computing  diluted earnings
   per common share.........................................            11,720              9,646
                                                                ==============      =============



See accompanying notes to consolidated financial statements.




                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In Thousands)
                                                            (Unaudited)


                                                                                  Three months ended March 31,
                                                                                    1999                 1998
                                                                                    ----                 ----
Cash Flows from Operating Activities
    Net income...........................................................       $       2,757       $        1,111
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.....................................               1,362                1,226
       Deferred income taxes.............................................               1,477                  366
       Change in deferred lease liability................................                 107                  704
       Deferred gain on sale of property.................................                (201)                (201)
       Changes in:
          Accounts receivable............................................                (241)                  80
          Prepaid expenses and other.....................................              (2,223)              (1,586)
          Accrued interest payable.......................................                 (25)                (136)
          Accounts payable and accrued expenses..........................               1,797                1,428
          Tenant refundable entrance fees and security deposits..........                  30                  (65)
          Other current liabilities......................................                 107                 (332)
                                                                                -------------       --------------
              Net cash provided by operating activities..................               4,947                2,595
                                                                                -------------       --------------

Cash Flows from Investing Activities
    Lease security deposits and acquisitions.............................              (9,942)              (5,597)
    Decrease (increase) in cash and investments - restricted.............                 130                 (242)
    Increase in investments - restricted.................................              (7,191)                   -
    Property under development, net of related payables..................                (730)              (3,780)
    Proceeds from sale of property under development, net................                 140                    -
    Payments received on notes receivable................................               1,903                    -
    Additions to property, plant and equipment and reimbursable leasehold
      improvements.......................................................              (1,878)              (1,111)
                                                                                -------------       --------------
              Net cash used in investing activities......................             (17,568)             (10,730)
                                                                                -------------       --------------

Cash Flows from Financing Activities
    Repayment of long-term debt..........................................                 (75)                 (54)
    Proceeds from unsecured lines of credit..............................              27,700                    -
    Repayment of unsecured line of credit................................             (14,600)                   -
    Increase in letter of credit deposit.................................                (158)                (428)
    Payment of deferred financing costs..................................                (409)              (1,375)
    Proceeds from issuance of common stock, net..........................                   -                4,635
                                                                                -------------       --------------
              Net cash provided by financing activities..................              12,458                2,778
                                                                                -------------       --------------
              Net decrease in cash and cash equivalents..................                (163)              (5,357)
              Cash and cash equivalents at beginning of period...........               1,065               13,292
                                                                                -------------       --------------
              Cash and cash equivalents at end of period.................       $         902       $        7,935
                                                                                =============       ==============



See accompanying notes to consolidated financial statements.



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In Thousands)
                                                            (Unaudited)






                                                                                  Three months ended March 31,
                                                                                    1999                 1998
                                                                                    ----                 ----
Supplemental Disclosure of Cash Flow Information:

Interest paid, net of amounts capitalized.............................          $       1,152      $         1,023
                                                                                =============      ===============

Income taxes paid.....................................................          $           3      $            16
                                                                                =============      ===============

Supplemental   Schedule  of  Noncash   Investing   and   Financing
Activities:

In connection with property  acquisitions and net lease  transactions, assets acquired and liabilities assumed were as follows:
     Fair value of assets acquired....................................          $      11,404      $         5,831
     Less: Cash consideration paid....................................                 10,911                4,352
                                                                                -------------      ---------------
     Liabilities assumed..............................................          $         493      $         1,479
                                                                                =============      ===============




See accompanying notes to consolidated financial statements.


               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

1.   Organization

     Brookdale Living Communities, Inc. and subsidiaries (the "Company") was incorporated in Delaware on September 4, 1996 and commenced operations upon the completion of its initial public offering (the "IPO"), on May 7, 1997.

     The consolidated financial statements of the Company include the properties owned or leased by the Company. The Company operates in the senior independent and assisted living segment. Its properties, which are owned, leased, managed or under development by the Company (collectively, the "Properties"), are located throughout the United States as indicated on the following table as of March 31, 1999:


Property Name                               Date Owned or Leased           Location
-------------                               --------------------           --------
Owned Facilities:
----------------
The Heritage of Des Plaines                 May 7, 1997                    Des Plaines, IL
The Devonshire                              May 7, 1997                    Lisle, IL
Hawthorn Lakes                              May 7, 1997                    Vernon Hills, IL
Edina Park Plaza                            May 7, 1997                    Edina, MN

Leased Facilities:
-----------------
The Hallmark                                May 7, 1997                    Chicago, IL
The Springs of East Mesa                    May 7, 1997                    Mesa, AZ
The Gables at Brighton                      May 7, 1997                    Brighton, NY
The Park Place                              May 7, 1997                    Spokane, WA
The Gables at Farmington                    November 24, 1997              Farmington, CT
The Classic at West Palm Beach              December 18, 1997              West Palm Beach, FL
The Brendenwood Retirement Community        December 22, 1997              Voorhees, NJ
Harbor Village                              March 6, 1998                  Chicago, IL
The Atrium of San Jose                      May 12, 1998                   San Jose, CA
The Chatfield                               July 2, 1998                   West Hartford, CT
Ponce de Leon                               October 21, 1998               Santa Fe, NM
Woodside Terrace                            December 22, 1998              Redwood City, CA
River Bay Club                              January 19, 1999               Quincy, MA

Managed Facilities:
------------------
The Island on Lake Travis                                                  Lago Vista, TX
The Kenwood                                                                Minneapolis, MN

Development Projects Under Construction (1):
------------------------------------------
Austin, Texas
Southfield, Michigan
Raleigh, North Carolina
Glen Ellyn, Illinois
New York (Battery Park City), New York

(1) The Company is developing these projects for third party owners.


2.    Summary of Significant Accounting Policies

Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. For further information regarding significant accounting policies, please refer to the financial statements and footnotes thereto for the period ended December 31, 1998 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1999. Significant intercompany accounts and transactions have been eliminated in consolidation.

    Use of Estimates

    The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

    Development Fees

    Development fees related to development activities for projects owned by third parties are earned over the term of the development. Such fees are recognized as the development services are provided to the owner during the pre-construction and construction periods, which typically extend for 12 to 14 months.

    Reclassifications

    Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

3.  Recent Developments

    On January 19, 1999, the Company entered into an agreement to lease the River Bay Club, a 285-unit senior independent and assisted living facility located in Quincy, Massachusetts. The lease is an operating lease with an initial five-year term and five one-year renewal option periods with annual payments of approximately $2,500 through the initial lease term. The Company has an option to acquire this facility at the end of the lease term.

    On January 25, 1999, the Company entered into a $5,000 unsecured loan agreement bearing interest at 12% payable interest only and maturing May 21, 1999 (original maturity was April 26, 1999). The loan is subordinated to the Company's existing unsecured line of credit (see Note 7) and prohibits the Company from paying any dividends. This loan was repaid on May 14, 1999.

    On February 11, 1999, construction financing of $29,900 was put into place for the Raleigh, North Carolina project. In connection with the construction financing, the third party owner repaid the $1,903 promissory note, plus accrued interest, to the Company.

    Effective February 28, 1999, the Company entered a letter agreement with Battery Park City Authority ("BPCA") pursuant to which the Company was granted the right to complete construction of the facility in Battery Park City, New York upon the condition that Brookdale deliver to BPCA a Guaranty of Completion.

    On March 31, 1999, the Company sold certain development rights to a development site in Austin, Texas to an unaffiliated third party at cost. The sales price was $393 of which $140 was received in cash and $253 was received by the delivery of a promissory note bearing interest at 12% per annum. The Company will develop the site pursuant to a development agreement with the owner.

    The Company has entered into interest rate lock agreements on behalf of third party owners of development projects with respect to interest rates on floating rate construction debt. The agreements are designed to limit the exposure to movements in floating interest rates on the development construction project loans and the Company is to be reimbursed by the third party for any payments made pursuant to the agreements. As of May 14, 1999, the Company terminated interest rate locks with a notional amount of $50,189 and recognized a gain of $19. The balance of the notional amount of the construction loans being hedged is $53,500 and the approximate current value of the liability under such hedging contracts is less than $250.

4.  Income Taxes

    Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income tax expense principally as a result of non-taxable amortization of the deferred gain on sale of a property and state income taxes.

5.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998.



       Numerator for basic and diluted earnings per common share                   $     2,757    $      1,111
                                                                                   -----------     -----------
       Denominator:
        Denominator for basic earnings per common share - weighted-average shares       11,572           9,408
        Effect of dilutive securities:
           Employee stock options                                                          148             238
           Warrants                                                                          -               -
                                                                                   -----------     -----------
        Denominator   for   diluted    earnings    per   common    share-adjusted
           weighted-average shares and assumed conversions                              11,720           9,646
                                                                                   ===========     ===========

       Basic earnings per common                                                   $      0.24    $       0.12
                                                                                   ===========     ===========
       Diluted earnings per common share                                           $      0.24    $       0.12
                                                                                   ===========     ===========


6.  Pro Forma Information

    The following unaudited pro forma condensed and consolidated of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the Company had leased all of the Leased Facilities and issued 11,572 shares at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

                                           Three Months
                                          Ended March 31,
                                          ---------------
                                          1999       1998
                                          ----       ----

         Revenue                        $25,822    $23,654
         Net income                       2,800      1,778
         Basic earnings per share          0.24       0.15
         Diluted earnings per share        0.24       0.15

7.  Subsequent Events

    On April 14, 1999, the Company increased its unsecured revolving line of credit to $29,000 and on April 26, 1999, extended the maturity date to May 21, 1999. Borrowings under the line of credit bear interest at prime plus 1/2% per annum (8.25% at March 31, 1999) and a fee of 1/4% is charged on the unused amount available under the line of credit. At March 31, 1999, the Company had $5,400 of outstanding letters of credit which reduces the amount available under the line of credit. The letters of credit expire December 31, 1999. The line of credit was repaid on May 14, 1999.

    On April 28, 1999, the Company executed a definitive agreement in a private transaction to issue $100,000 of 5.5% convertible subordinated notes due May 14, 2009 that are convertible into 5,479 shares of the Company's common stock at $18.25 per common share subject to certain adjustments. The transaction closed on May 14, 1999. The notes are callable by the Company at any time after the third anniversary at a price of 103%, declining ratably to par after the fifth anniversary. In connection with the issuance, the agreement allows the purchaser to be granted two seats on the Company's Board of Directors, increasing the Board's size from seven to nine.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion is based on the Consolidated Financial Statements of the Company as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998. Historical results and any apparent percentage relationships with respect thereto are not necessarily indicative of future operations.

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

Overview

    As of March 31, 1999, the Company operated 19 senior independent and assisted living facilities containing a total of 4,188 units. Four facilities are owned by the Company, thirteen facilities are leased by the Company and two facilities (one of which is owned by an affiliate of The Prime Group, Inc. ("PGI")) are managed by the Company pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior residents to "age-in-place" and thereby maintain their stay for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

    The Company derives its revenues from resident fees, development fees and management fees. Resident fees consist of charges for leasing units, providing basic care services, and, in certain instances, providing supplemental care services to residents. Basic care services include meals, housekeeping services within the resident units, social and recreational activities, scheduled transportation, security, emergency call response, access to on-site medical services and medical education and wellness programs. In addition to basic care services, the Company offers custom tailored supplemental care services for residents who desire or need such services. Optional supplemental care services include check-in services and escort and companion services, and depending on the particular facility and as dictated by state licensing requirements, the Company also provides assistance with activities of daily living, such as dressing, bathing, eating and medication administration or reminders. The Company plans to expand its supplemental service offerings, as permitted by applicable licensing, in order to capture incremental revenue and enable its residents to remain in its facilities longer. Resident fees typically are paid monthly by residents, their families or other responsible parties. As of March 31, 1999, over 99% of the Company's revenue was derived from private pay sources.

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

Comparison of three months ended March 31, 1999 to three months ended March 31, 1998

    For the three months ended March 31, 1999, results reflect the operations of the Company's 19 facilities. For the three months ended March 31, 1998, results reflect the operations of 14 facilities.

    Revenue. Total revenue increased by $8.6 million, or 51.0%, to $25.5 million for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. Resident fees increased by $8.1 million, or 51.9%, to $23.8 million. Of this increase, approximately $0.6 million (or a "same store" increase of 4.0%) reflects an increase in resident fees at the properties that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. Approximately $7.5 million of such increase reflects revenue from facilities leased of which commenced December 31, 1997. The remaining $0.5 million of the total revenue increase reflects increased revenue from development and management fees associated with projects being developed or managed by the Company for third party owners.

    Operating Expenses. Total operating expenses increased by $6.6 million, or 44.4%, to $21.6 million for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. Facility operating expenses increased by $4.2 million, or 49.0%, to $12.8 million primarily due to the addition of the expenses of the additional facilities first leased since the beginning of 1998.

    Lease expense increased by approximately $2.4 million, or 63.3%, to $6.3 million for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 due primarily to the addition of lease expense for the facilities first leased after December 31, 1998. Depreciation and amortization increased by approximately $0.1 million, or 11.1%, to $1.4 million for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. This increase primarily reflects the depreciation of additional furniture, fixtures and equipment at the corporate office.

    Interest income increased by approximately $0.8 million, or 119.3% to $1.5 million for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 due to an increase in various deposits and restricted investments.

    Net Income. For the three months ended March 31, 1999, the Company generated net income of approximately $2.8 million, as compared to a net income of $1.1 million for the three months ended March 31, 1998, due to the changes in revenue and expenses described above.

Liquidity and Capital Resources

    Cash and cash equivalents (which does not include cash and investments-restricted of $8.6 million, the letter of credit deposit of $14.1 million, investment certificates of $23.1 million and lease security deposits of $65.4 million) decreased by $0.2 million to $0.9 million at March 31, 1999 as compared to December 31, 1998 primarily due to cash utilized for the acquisition, leasing and development of facilities offset in part by the proceeds from borrowings under the unsecured lines of credit.

    Net cash provided by operating activities for the three months ended March 31, 1999 totaled approximately $4.9 million as a result of increased property operations before depreciation and amortization and the commencement of the lease of the River Bay Club facility leased subsequent to December 31, 1998.

    Net cash used in investing activities totaled approximately $17.6 million for the three months ended March 31, 1999. Investing activities included cash paid for lease security deposits in connection with the lease of the River Bay Club facility of $10.9 million offset by a $1.0 million increase in existing lease security deposits, payments received on notes receivable of $1.9 million, an increase in investment certificates-restricted of $7.2 million, an increase in property under development of $0.7 million, and other net uses of $0.7 million.

    Net cash provided by financing activities was approximately $12.5 million for the three months ended March 31, 1999. Financing activities included proceeds from unsecured lines of credit of $27.7 million offset by repayments of $14.6 million on the unsecured lines of credit and other net uses of approximately $0.6 million.

    The Company currently plans to acquire or lease at least 4 to 6 senior independent and assisted living facilities per year containing an aggregate of approximately 800 to 1,200 units and to commence development of at least 3 new facilities per year each containing approximately 220 units. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $35.0 million, or approximately $159,000 per unit. At March 31, 1999, the Company had five facilities under construction and several sites under development for new senior independent and assisted living facilities. The Company's estimated capital expenditures relating to sites under development aggregate to approximately $10.0 million to $15.0 million remaining in 1999. Capital expenditures related to the Company's existing facilities including renovation projects are estimated to be approximately $8.0 million to $12.0 million in the aggregate remaining in 1999. The Company anticipates that it will use a combination of cash on hand, borrowings under lines of credit or otherwise, lease transactions and cash generated from operations to fund its acquisition and development activities. The Company issued $100.0 million of 5.5% convertible subordinated debt on May 14, 1999 and has a $100.0 million commitment from The Capital Company of America (successor to Nomura Asset Capital Corporation) for development projects of which approximately $51 million is committed to the Austin, Texas and Southfield, Michigan development projects. The Company expects to be able to fund its acquisition and development programs for at least the next 12 months.

    As of March 31, 1999, the Company had $65.0 million of long-term indebtedness in tax-exempt bonds with floating rates. The interest rates
(exclusive of credit enhancement and other fees) on such debt averaged 3.04% during the three months ended and were 3.18% as of March 31, 1999. Such tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents. The Company may obtain similar bond financing for future facilities.

    As of March 31, 1999, the Company also had $24.1 million outstanding under its unsecured lines of credit of which $19.1 million was at a floating rate of prime plus 1/2%. The entire line was paid down on May 14, 1999.

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

Impact of Inflation

    Resident fees from senior independent and assisted living facilities owned or leased by the Company, management fees from facilities managed by the Company for third parties and development fees from facilities developed by the Company for third parties are the Company's primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior independent and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's resident agreements allow for adjustments in the monthly fees payable thereunder not less frequently than every 13 months, thereby enabling the Company to seek increases in monthly fees due to inflation, demand or other factors. Any such increase would be subject to market and competitive conditions. The Company believes, however, that the ability to adjust the monthly fees payable under the residency agreements on an annual basis serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, as of March 31, 1999, approximately $84.1 million in principal amount of the Company's indebtedness bore interest at floating rates (including $65.0 million at the tax-exempt bond floating rate of approximately 3.04% for three months ending March 31, 1999 and $19.1 million under an unsecured line of credit which was repaid on May 14, 1999) and future indebtedness may bear floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

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

Information Systems

     The Company began the process of upgrading its accounting, human resources, property management and marketing systems prior to the assessment of its Year 2000 Issue. The Company expects that the replacement of its current system will mitigate the impact of the Year 2000 Issue on its accounting operations. The corporate software selection has been completed and a contract was executed in the third quarter of 1998 to commence development and implementation in the fourth quarter of 1998. The corporate software was installed and operational on May 1, 1999. The Company has one vendor software package that is used to process property level accounting information at each facility which is not Year 2000 compliant. The Company is in the process of selecting replacement software at the facilities it owns or operates and is currently negotiating a contract for replacement software which the Company expects to sign in May 1999.

Facilities

    The Company has commenced an assessment of each facility, including an assessment of infrastructure equipment such as elevator, HVAC and security systems, and other critical service provider readiness issues. The Company completed its preliminary assessment by December 31, 1998 and expects to complete the update assessment by June 30, 1999. As of May 14, 1999, the Company's assessment of the facilities and infrastructure equipment did not indicate that any significant costs will need to be incurred to mitigate the Year 2000 Issue.

    The aforementioned vendor software package at each facility is used for resident billing and payable processing. As noted above, the Company is in the process of negotiating a contract to purchase replacement software which the Company expects to sign in May 1999. The Company anticipates that the implementation is expected to commence in June 1999 with an expected completion date of November 1999. The Company has undertaken contingency planning for each of its facilities as necessary.

Third-Party Vendors and Suppliers

    The aforementioned Company's approach to third-party suppliers involves the process of identification and prioritization of critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 Issue. This evaluation, including prioritization of critical suppliers, and the subsequent contingency planning was undertaken during the first quarter of 1999 and is expected to be completed in the third quarter of 1999.

Costs

    The final cost to complete the projects discussed above, which were undertaken primarily to facilitate Company growth and not just for year 2000 readiness has not yet been determined; however, the estimated total cost, including capital expenditures, will approximate $2.5 million to $3.0 million through December 31, 2000 of which approximately $1.5 million has been incurred through March 31, 1999. The Company's costs include outside consultants and contractors and hardware and software replacements and upgrades.

     The Company anticipates that cash on hand, cash generated from operations and additional debt financings will provide sufficient cash to fund Year 2000 compliance expenditures. The Company's allocation of other personnel resources and planned expenditures has not resulted in the deferral of any information technology projects. Remediation costs, other than the planned expenditures described above, are not expected to be material.

Risks

     Management believes that the Company's information technology and embedded systems at the facilities will be substantially Year 2000 compliant prior to January 1, 2000. While the Company exercises no control over such third parties, the Company may face potential Year 2000 related risks and may experience business interruption to its operations as a result of third-party vendors and suppliers failing to address their Year 2000 compliance issues. The Company's plan includes an assessment of third-party vendors and suppliers to identify Year 2000 compliance issues and the potential impact upon the Company and its operations.

     Project completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the ability of third parties to modify the Company's systems on a timely basis. There can be no guarantee that the project will be completed in a timely manner. Specific factors that might delay completion of the project include, but are not limited to, the availability of qualified personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties. Although the Company intends to continue preparations for Year 2000, it is not possible to quantify potential indirect effects resulting from the lack of readiness of any third party with whom the Company conducts its business. Further, given the inherent uncertainty in any Year 2000 assessment, there may be claims against the Company based on Year 2000 Issues not currently anticipated by the Company.

     Readers are cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with "Cautionary Statements" on page 10.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

    The Company is exposed to interest rate risk primiarily through its borrowing and leasing activities. There is inherent risk from borrowings and leasing as they mature and are renewed at current market rates. The extent of the risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company does not enter into financial instruments transactions for trading or other speculative purposes.

    Long-term debt - As of March 31, 1999 the Company had $95,805,000 of long-term debt at a weighted average interest rate of 4.90% of which $3,000,000 matures May 1, 1999. Mortgages notes of $27,805,000 bear interest of 8.0% to 8.525% through maturity in 2027 when the loans are fully repaid. Two facilities are financed with variable rate tax-exempt bonds of $33,000,000 and $32,000,000 which are payable interest only until maturity in 2025 and 2019, respectively.

    Lines  of  credit  - As of  March  31,  1999  the  Company  had  $24,097,000
outstanding on its unsecured lines of credit of which $19,097,000 was at floating rate of prime plus 1/2%. The lines of credit were repaid on May 14, 1999.

    The Company has entered into interest rate lock agreements on behalf of third party owners of development projects to limit their exposure to movements in variable interest rates of which $50,189,000 was terminated as of May 14, 1999. The notional amount of construction loans being hedged is $53,500,000 and the approximate value of the liability is less than $250,000. The Company is to be reimbursed by the third party for any payments made pursuant to the agreements.

    If interest rates on the Company's variable rate debt, including tax-exempt bonds, increased by 1 percentage point, the annual interest expense would increase by approximately $650,000. The Company's remaining variable debt was repaid on May 14, 1999.

    Lease expense - The Company has entered into operating leases which have fixed terms and are subject to renewal at the option of the Company. The Company has an option to purchase the properties prior to or at the end of the lease. Four of the facilities' lease requires the payment of additional rent of 10% of the excess each year's revenue compared to 1998.

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

3.2 Amended and Restated By-laws of the Company, as filed with the Securities and Exchange Commission on June 16, 1997 as Exhibit 3.2 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference

4.1 Form of certificate representing Common Stock of the Company, as filed with the Securities and Exchange Commission on March 17, 1997 as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

10.1 Lease, dated as of December 18, 1998, by and between Brookdale Living Communities of California-RC, Inc., as lessee, and The
            Woodside Business Trust, as lessor-owner, as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit
            10.1 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.2 Multifamily Note, dated December 18, 1998, from The Woodside Business Trust, as maker, payable to the order of Glaser Financial Group, Inc., as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.2 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.3 Multifamily Guaranty Agreement, dated as of December 18, 1998, issued by Brookdale Living Communities of California-RC, Inc. in favor of Glaser Financial Group, Inc., as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.3 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.4 Multifamily Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 18, 1998, issued by Brookdale Living Communities of California-RC, Inc. in favor of Chicago Title Company, as trustee, for the benefit of Glaser Financial Group, Inc., as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.4 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.5 Certificate A Pledge Agreement, dated as of December 22, 1998, by Brookdale Living Communities of California-RC, Inc. in favor of The Woodside Business Trust, Wilmington Trust Company, as valuation agent, and LaSalle National Bank, as collateral account bank, as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.5 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

Exhibit
Number                             Description
-------                            -----------

10.6 Certificate B Pledge Agreement, dated as of December 22, 1998, by Brookdale Living Communities of California-RC, Inc. in favor of The Woodside Business Trust, Wilmington Trust Company, as valuation agent, and LaSalle National Bank, as collateral account bank, as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.6 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.7 Exceptions to Non-Recourse Guaranty, dated as of December 18, 1998, from Brookdale Living Communities, Inc. in favor of Glaser Financial Group, Inc., as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.7 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.8 Indemnity Agreement, dated as of December 22, 1998, from Brookdale Living Communities, Inc. in favor of Wilmington Trust Company and SELCO Service Corporation, as filed with the Securities and Exchange Commission on January 6, 1999 as Exhibit 10.7 to the Company's Form 8-K dated December 22, 1998 (File No. 0-22253) and incorporated herein by reference

10.9 Sixth Amendment to Loan Agreement and Documents, dated as of January 15, 1999, by and between the Company and LaSalle National Bank

10.10 Fourth Amended and Restated Note dated January 15, 1999 issued by the Company payable to the order of LaSalle National Bank

10.11 Seventh Amendment to Loan Agreement and Documents, dated as of January 25, 1999, by and between the Company and LaSalle National Bank

10.12 Eighth Amendment to Loan Agreement and Documents, dated as of March 24, 1999, by and between the Company and LaSalle National Bank

10.13 Subordination Agreement, dated as of January 25, 1999, by FBR Asset Investment Corporation in favor of LaSalle National Bank

10.14 Loan Agreement dated as of January 25, 1999 by and between the Company and FBR Asset Investment Corporation

10.15 Note dated January 25, 1999 issued by the Company payable to the order of FBR Asset Investment Corporation

10.16 Guaranty of Completion dated as of February 28, 1999 from Brookdale Living Communities, Inc. in favor of Battery Park City Authority

12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

27          Financial Data Schedule

(b)      Reports on Form 8-K:

      On January 6, 1999, the Company filed a Current Report on Form 8-K dated December 22, 1998 with the Securities and Exchange Commission announcing pursuant to Item 2 of Form 8-K the lease of The Woodside Terrace which commenced on December 22, 1998.

      On January 29, 1999, the Company filed a Current Report on Form 8-K dated January 19, 1999 with the Securities and Exchange Commission announcing pursuant to Item 5 of Form 8-K the lease of the River Bay Club which commenced on January 19, 1999.

      On March 8, 1999, the Company filed a Current Report on Form 8-K/A dated December 22, 1998 with the Securities and Exchange Commission including pursuant to Item 7 of Form 8-K/A the audited statements of The Woodside Terrace which was leased by the Company on December 22, 1998 and the unaudited pro forma statements of the Company reflecting all acquisitions and leases through The Woodside Terrace.

      On March 10, 1999, the Company filed a Current Report on Form 8-K dated March 4, 1999 with the Securities and Exchange Commission announcing pursuant to
Item 5 of Form 8-K the Company's fourth quarter 1998 results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BROOKDALE LIVING COMMUNITIES, INC.
                                          Registrant

Date:  May 17, 1999                       /s/ Mark J. Schulte
       ----------------------             ----------------------------------
                                          Mark J. Schulte
                                          President and
                                          Chief Executive Officer


Date:  May 17, 1999                       /s/ Darryl W. Copeland, Jr.
       ----------------------             ----------------------------------
                                          Darryl W. Copeland, Jr.
                                          Executive Vice President and
                                          Chief Financial Officer