Form 10-Q
period 1999-06-30
BROOKDALE LIVING COMMUNITIES INC
filed 1999-08-16
CIK 1023010

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

As of August 16, 1999, 11,572,082 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX
                                      -----

PART I:  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements.                                                 3

         Consolidated  Balance Sheets as of June 30, 1999
         and as of December 31, 1998                                           4

         Consolidated  Statements  of  Operations  for the three
         months and six months ended June 30, 1999 and 1998                    5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 1999 and 1998                                   6

         Notes to Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.          16

PART II:  OTHER INFORMATION                                                   18

Item 1.  Legal Proceedings.                                                   18
Item 2.  Changes in Securities and Use of Proceeds.                           18
Item 3.  Defaults Upon Senior Securities.                                     18
Item 4.  Submission of Matters to a Vote of Security Holders.                 18
Item 5.  Other Information.                                                   18
Item 6.  Exhibits and Reports on Form 8-K.                                    19

Signatures                                                                    22

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

     Brookdale Living Communities, Inc. was incorporated on September 4, 1996 and commenced operations upon the completion of its initial public offering on May 7, 1997. The consolidated financial statements of Brookdale and its Subsidiaries (the "Company") represent the results of operations of 19 facilities the Company operated during the period end June 30, 1999.

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



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                              (In Thousands, Except Par Value Amounts)


                                                                              June 30, 1999      December 31, 1998
                                                                               (unaudited)         (audited)
                                                                             -------------        -------------
Assets

Cash and cash equivalents..............................................      $      17,560        $       1,065
Short-term investments.................................................             55,000                   --
Accounts receivable....................................................                766                  379
Notes receivable.......................................................              2,151                3,486
Reimbursable development costs.........................................             10,860                9,815
Prepaid expenses and other.............................................              7,674                4,752
                                                                             -------------        -------------
      Total current assets.............................................             94,011               19,497
                                                                             -------------        -------------

Property, plant and equipment..........................................            120,386              115,801
Accumulated depreciation...............................................             (7,667)              (5,689)
                                                                             --------------       -------------
Property, plant and equipment, net.....................................            112,719              110,112
                                                                             -------------        -------------

Property under development.............................................             18,400               11,221
Cash and investments - restricted......................................              9,298                8,226
Investment certificates - restricted...................................             20,802               15,951
Letter of credit deposits..............................................                 --               13,919
Lease security deposits................................................             66,737               55,453
Other, net.............................................................             17,484               10,254
                                                                             -------------        -------------
      Total assets.....................................................      $     339,451        $     244,633
                                                                             =============        =============

Liabilities and Stockholders' Equity

Liabilities
Current portion of long-term debt......................................      $         323        $       3,310
Unsecured line of credit...............................................                 --               10,997
Current portion of deferred gain on sale of property...................                806                  806
Accrued interest payable...............................................                373                  968
Accounts payable and accrued expenses..................................             12,197                9,234
Tenant refundable entrance fees and security deposits..................              6,459                5,838
Other..................................................................              1,384                  629
                                                                             -------------        -------------
      Total current liabilities........................................             21,542               31,782
                                                                             -------------        -------------

Long-term debt, less current portion...................................             92,406               92,570
Convertible subordinated notes.........................................            100,000                   --
Deferred lease liability...............................................              3,076                2,849
Deferred gain on sale of property, less current portion................             15,714               16,116
                                                                             -------------        -------------
      Total liabilities................................................            232,738              143,317
                                                                             -------------        -------------
Stockholders' Equity:
Preferred stock, $.01 par value, 20,000 authorized, none issued........                 --                   --
Common stock, $.01 par value, 75,000 shares authorized, 11,572 shares
    issued and outstanding at June 30, 1999 and December 31, 1998......                116                  116
Additional paid-in-capital.............................................             94,101               94,101
Accumulated earnings...................................................             12,496                7,099
                                                                             -------------        -------------
      Total stockholders' equity.......................................            106,713              101,316
                                                                             -------------        -------------
      Total liabilities and stockholders' equity.......................      $     339,451        $     244,633
                                                                             =============        =============


See accompanying notes to consolidated financial statements.


                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In Thousands, Except Per Share Amounts)
                                                             (Unaudited)


                                                                Three months ended June 30,    Six months ended June 30,
                                                                   1999           1998            1999           1998
                                                                 --------       --------        --------       --------
Revenue
Resident fees...............................................    $    24,410     $   17,198     $    48,188    $    32,855
Development fees............................................          1,635          1,390           3,301          2,578
Management fees.............................................             72             63             145            116
                                                                -----------     ----------     -----------    -----------
       Total revenue........................................         26,117         18,651          51,634         35,549
                                                                -----------     ----------     -----------    -----------

Expenses
Facility operating..........................................         12,896          9,691          25,688         18,278
General and administrative..................................          1,277          1,204           2,435          2,496
Lease expense...............................................          6,358          4,141          12,646          7,992
Depreciation and amortization...............................          1,320          1,205           2,682          2,431
Write-off of deferred financing costs.......................            273             --             273             --
                                                                -----------     ----------     -----------    -----------
       Total operating expenses.............................         22,124         16,241          43,724         31,197
                                                                -----------     ----------     -----------    -----------
       Income from operations...............................          3,993          2,410           7,910          4,352
Interest income.............................................          1,943            936           3,489          1,641
Interest expense............................................         (1,788)          (936)         (2,915)        (1,858)
                                                                ------------    -----------    ------------   ------------
       Income before income tax expense.....................          4,148          2,410           8,484          4,135
Income tax expense..........................................         (1,508)          (889)         (3,087)        (1,503)
                                                                ------------    -----------    ------------   ------------

       Net income...........................................    $     2,640     $    1,521     $     5,397    $     2,632
                                                                ===========     ==========     ===========    ===========

Basic earnings per common share.............................    $      0.23     $     0.16     $      0.47    $      0.28
                                                                ===========     ==========     ===========    ===========

Weighted average shares used for computing basic
    earnings per common share...............................         11,572          9,487          11,572          9,448
                                                                ===========     ==========     ===========    ===========

Diluted earnings per common share...........................    $      0.22     $     0.16     $      0.45    $      0.27
                                                                ===========     ==========     ===========    ===========

Weighted average shares used for computing diluted
    earnings per common share...............................         14,499          9,793          13,120          9,721
                                                                ===========     ==========     ===========    ===========


See accompanying notes to consolidated financial statements.



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In Thousands)
                                                             (Unaudited)



                                                                                       Six months ended June 30,
                                                                                     1999                     1998
                                                                                    ------                   ------

Cash Flows from Operating Activities
    Net income...........................................................       $       5,397       $        2,632
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.....................................               2,682                2,431
       Write-off of deferred financing costs.............................                 273                   --
       Deferred income taxes.............................................               2,787                1,536
       Change in deferred lease liability................................                 227                  614
       Deferred gain on sale of property.................................                (402)                (402)
       Changes in:
          Accounts receivable............................................                (387)                (399)
          Prepaid expenses and other.....................................              (6,213)              (4,767)
          Accrued interest payable.......................................                (595)                 (72)
          Accounts payable and accrued expenses..........................               2,966                2,854
          Tenant refundable entrance fees and security deposits..........                 128                 (108)
          Other current liabilities......................................                (387)                (851)
                                                                                --------------      ---------------
              Net cash provided by operating activities..................               6,476                3,468
                                                                                -------------       --------------

Cash Flows from Investing Activities
    Lease security deposits and acquisitions.............................             (11,295)             (12,638)
    Increase in cash and investments - restricted........................                (579)             (12,758)
    Increase in investments - restricted.................................              (4,851)                  --
    Proceeds from sale of property under development, net................                 300                3,300
    Property under development, net of related payables .................              (8,048)              (9,915)
    Payments received on notes receivable................................               1,903                7,446
    Purchases of short-term investments..................................             (55,000)                  --
    Additions to property, plant and equipment and reimbursable
      development improvements, net of related accounts payable..........              (4,976)              (2,880)
                                                                                --------------      ---------------
              Net cash used in investing activities......................             (82,546)             (27,445)
                                                                                --------------      ---------------

Cash Flows from Financing Activities
    Repayment of long-term debt..........................................              (3,151)                (140)
    Proceeds from unsecured lines of credit..............................              31,933               10,750
    Repayment of unsecured lines of credit...............................             (42,930)              (2,500)
    Proceeds from issuance of convertible subordinated notes,
      net of costs.......................................................              94,294                   --
    Decrease (increase) in letter of credit deposit, net.................              13,919                 (876)
    Payment of financing costs...........................................              (1,500)                (504)
    Proceeds from issuance of common stock, net..........................                  --                5,392
                                                                                -------------       --------------
              Net cash provided by financing activities..................              92,565               12,122
                                                                                -------------       --------------

              Net increase (decrease) in cash and cash equivalents.......              16,495              (11,855)
              Cash and cash equivalents at beginning of period...........               1,065               13,292
                                                                                -------------       --------------
              Cash and cash equivalents at end of period.................       $      17,560       $        1,437
                                                                                =============       ==============



See accompanying notes to consolidated financial statements.



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In Thousands)
                                                             (Unaudited)



                                                                                    Six months ended June 30,
                                                                                    1999                 1998
                                                                                   ------               ------
Supplemental Disclosure of Cash Flow Information:


Interest paid, net of amounts capitalized.............................          $       3,510      $         1,930
                                                                                =============      ===============

Income taxes paid.....................................................          $         486      $           657
                                                                                =============      ===============

Supplemental   Schedule  of  Noncash   Investing   and
Financing Activities:

In connection  with property  acquisitions  and net lease  transactions, assets acquired and liabilities assumed were as follows:
     Fair value of assets acquired....................................          $      11,404      $        13,860
     Less: Cash consideration paid....................................                 10,911               11,875
                                                                                -------------      ---------------

     Liabilities assumed..............................................          $         493      $         1,985
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

     The consolidated financial statements of Brookdale Living Communities, Inc. and its subsidiaries (the "Company") include the properties owned or leased by the Company. The Company operates in the senior independent and assisted living segment. The properties owned, leased or managed by the Company or under construction as of June 30, 1999 (collectively, the "Properties") are located throughout the United States as indicated on the following table:

                                     Date Owned
Property Name                        or Leased              Location
-------------                        ----------             --------

Owned Facilities:
-----------------
The Heritage of Des Plaines          May 7, 1997            Des Plaines, IL
The Devonshire                       May 7, 1997            Lisle, IL
Hawthorn Lakes                       May 7, 1997            Vernon Hills, IL
Edina Park Plaza                     May 7, 1997            Edina, MN

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

Managed Facilities:
-------------------
The Island on Lake Travis                                     Lago Vista, TX
The Kenwood                                                   Minneapolis, MN
Heritage at Gaines Ranch (1)                                  Austin, TX
Heritage at Southfield (1)                                    Southfield, MI

Development Projects Under Construction(2):
-------------------------------------------
Raleigh, North Carolina
Glen Ellyn, Illinois
New York (Battery Park City), New York

(1) These projects were developed by the Company, commenced operations in July 1999 and are being managed by the Company for third party owners.
(2) The Company is developing these projects for third party owners.

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

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

    Principles of Consolidation

     The consolidated financial statements include the financial statements of Brookdale Living Communities Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

3.  Recent Developments

     On May 14, 1999, the Company repaid a $5,000 unsecured loan which bore interest at 12% per annum and which had a maturity date of May 21, 1999.

     On April 14, 1999, the Company increased its unsecured revolving line of credit to $29,000, and on April 26, 1999, extended the maturity date to May 21, 1999 (which was subsequently extended to July 31, 1999). The line of credit was repaid on May 14, 1999. On July 31, 1999, the lender approved an increase in such line to $35,000 and extended the maturity date to July 31, 2000. Borrowings under the line of credit bear interest at prime plus 1/2% per annum (8.25% at June 30, 1999) and a fee of 1/4% per annum is charged on the unused amount available under the line of credit. As of June 30, 1999, there were no borrowings under the line of credit although letters of credit in the aggregate amount of $5,400 were issued under the line of credit, reducing the amount available under the line of credit. The letters of credit expire on December 31, 1999.

     On May 14, 1999, the Company issued in a private transaction $100,000 of 5.5% convertible subordinated notes due April 14, 2009 that are convertible into 5,479 shares of the Company's common stock (subject to certain adjustments). The notes are redeemable by the Company at any time after May 14, 2002 at a price of 103%, declining ratably to par after May 14, 2003. In connection with the issuance, the Company entered a shareholders agreement which allows the purchaser of the notes to designate two directors to the Company's Board of Directors, increasing the Board's size from seven to nine.

     On May 27, 1999, the Company obtained replacement credit enhancements to secure the payment of principal and interest on the $65,000 tax-exempt bonds secured by the Devonshire and Heritage of Des Plaines facilities. In connection with the replacement of the credit enhancements, the Company received the release of $14,464 that was on deposit with the previous credit enhancement providers and wrote off $273 of previously deferred financing costs. The Company entered into interest rate caps for a notional aggregate amount of $65,000 with a capped rate of 6.35% which had a fair value of $358 at June 30, 1999 and which expire June 1, 2004. The Company's reimbursement obligations issued in connection with the replacement credit enhancements are

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

non-recourse obligations secured by mortgages on the Devonshire and Heritage of Des Plaines facilities; provided, however, Brookdale Living Communities, Inc. guaranteed such reimbursement obligations up to $4,000.

     On June 9, 1999, the Company sold certain development rights to a site in Columbus, Ohio to an unaffiliated third party at cost. The sales price was $475, of which $160 was received in cash and $315 was received by the delivery of a promissory note bearing interest at 12% per annum. The Company will develop the site pursuant to a development agreement with the owner.

     The Company has entered into interest rate lock agreements on behalf of third party owners of development projects with respect to interest rates on floating rate construction debt. The agreements are designed to limit the exposure to movements in floating interest rates on the development construction project loans and the Company is to be reimbursed by the third party for any payments made pursuant to the agreements. As of May 14, 1999, the Company terminated interest rate locks with a notional amount of $50,189 at a gain of $19. The balance of the notional amount of the construction loans being hedged is $53,500 and the approximate fair value of such hedging contracts is $812.

4.  Income Taxes

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income tax expense principally as a result of non-taxable amortization of the deferred gain on sale of a property and state income taxes.

5.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998.

                                                              Three months ended June 30,    Six Months Ended June 30,
                                                                   1999       1998              1999       1998
                                                                  ------     ------            ------     ------

Numerator:

       Numerator for basic earnings per common share          $   2,640    $   1,521         $  5,397     $   2,632
       Interest expense on convertible subordinated notes,
           net of tax                                               480           --              480            --
                                                              ---------    ---------         --------     ---------
       Numerator for diluted earnings per share               $   3,120    $   1,521         $  5,877     $   2,632
                                                              =========    =========         ========     =========

Denominator:

       Denominator for basic earnings per common share -
           weighted-average shares                               11,572        9,487           11,572         9,448
       Effect of dilutive securities:
           Employee stock options                                    97          306              125           273
           Warrants                                                  --           --               --            --
           Convertible subordinated notes                         2,830           --            1,423            --
                                                              ---------    ---------         --------     ---------
       Denominator for diluted earnings per common
           share-adjusted weighted-average shares
           and assumed conversions                               14,499        9,793           13,120         9,721
                                                              =========    =========         ========     =========

       Basic earnings per common share                        $    0.23    $    0.16         $   0.47     $    0.28
                                                              =========    =========         ========     =========

       Diluted earnings per common share                      $    0.22    $    0.16         $   0.45     $    0.27
                                                              =========    =========         ========     =========


6.  Pro Forma Information

     The following unaudited pro forma condensed and consolidated statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the Company had leased all of the Leased Facilities and issued 11,572 shares and $100,000 of 5.5% convertible subordinated notes at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

                                          Six months           Three months
                                        ended June 30,         ended June 30
                                        --------------         -------------
                                       1999       1998        1999        1998
                                       ----       ----        ----        ----

       Revenue                      $51,939    $48,533      $26,117     $24,434
       Net income                     4,590      2,139        2,410       1,243
       Basic earnings per share        0.40       0.18         0.21        0.11
       Diluted earnings per share      0.38       0.18         0.20        0.10


    The proforma information does not include interest income on available cash from the proceeds of the 5.5% convertible subordinated notes.

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

7.  Subsequent Events

     On August 6, 1999, the Company transferred to an unaffiliated third party its rights to acquire a development site in Huntley, IL, and the unaffiliated third party acquired the site. The acquisition of the site was financed, in part, with the proceeds of a loan made by the Company to the third party. In connection with this transaction, the Company and the owner entered into a development agreement pursuant to which the owner retained the Company to develop the site and agreed to reimburse the Company for all costs incurred or to be incurred by the Company in connection with the acquisition and development of the site. The owner's obligation to repay the Company for the amounts loaned for the acquisition of the site and to reimburse the Company for acquisition and development costs is evidenced by a promissory note in the principal amount of $2,032, which is secured by a mortgage on the site.

     During July 1999 Brookdale opened two new facilities that were developed by the Company and are now being managed by the Company for third party owners. The 220-unit Heritage of Southfield facility is located in Southfield, Michigan, and the 210-unit Heritage of Gaines Ranch is located in Austin, Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion is based on and should be read in conjunction with the Consolidated Financial Statements of the Company as of June 30, 1999 and December 31, 1998 and for the six months and three months ended June 30, 1999 and 1998, including the related notes, and other information appearing elsewhere in this Form 10-Q. Historical results and any apparent percentage relationships with respect thereto are not necessarily indicative of future operations.

Cautionary Statements

     This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic  plans,  goals  or  objectives  are also  forward-looking  statements.
Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures within the industry and/or the markets in which the Company operates,
(iii) the successful completion of the acquisition of the facilities by the Company, the successful completion of development activities, the successful integration of newly acquired, leased or developed facilities with the operations of the Company's existing facilities, fluctuations in operating results or occupancy levels in the markets in which the Company competes, and/or unanticipated changes in expenses or capital expenditures, (iv) the effect of future legislation or regulatory changes on the Company's operations and (v) other factors described from time to time in the Company's filings with the Securities and Exchange Commission, including this Form 10-Q and Brookdale's 1998 Annual report on Form 10-K. The forward-looking statements included in this report are made only as of the date hereof. Except as required by law, the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Overview

     Brookdale provides seniors assisted living services through its owned, leased or managed facilities. As of June 30, 1999, the Company operated 19 senior independent and assisted living facilities containing a total of 4,188 units. Four facilities are owned by the Company, 13 facilities are leased by the Company and two facilities (one of which is owned by an affiliate of The Prime Group, Inc. ("PGI") are managed by the Company pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior residents to "age-in-place" and thereby maintain their stay for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

     The Company derives its revenues from resident fees, development fees and management fees. Resident fees consist of charges for leasing units, providing basic care services and, in certain instances, providing supplemental care services to residents. Basic care services include meals, housekeeping services within the resident units, social and recreational activities, scheduled transportation, security, emergency call response, access to on-site medical services and medical education and wellness programs. In addition to basic care services, the Company offers custom tailored supplemental care services for residents who desire or need such services. Optional supplemental care services include check-in services and escort and companion services, and depending on the particular facility and as dictated by state licensing requirements, the Company also provides assistance with activities of daily living, such as dressing, bathing, eating and medication administration or reminders. The Company may expand its

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

supplemental service offerings, as permitted by applicable licensing, in order to capture incremental revenue and enable its residents to remain in its facilities longer. Resident fees typically are paid monthly by residents, their families or other responsible parties. As of June 30, 1999, over 99% of the Company's revenue was derived from private pay sources.

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

     The Company classifies its operating expenses into the following categories: (i) facility operating expenses, which include facility personnel payroll and related costs, food, marketing and other direct facility expenses and real estate taxes; (ii) general and administrative expenses, which primarily include corporate and other overhead costs; (iii) lease expenses; and (iv) depreciation and amortization.

Comparison of six months ended June 30, 1999 to six months ended June 30, 1998

     For the six months ended June 30, 1999, results reflect the operations of the Company's 19 facilities. For the six months ended June 30, 1998, results reflect the operations of 15 facilities.

     Revenue. Total revenue increased by $16.1 million, or 45.3%, to $51.6 million for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. Resident fees increased by $15.3 million, or 46.7%, to $48.2 million. Of the increase in total revenue, approximately $1.4 million (or a "same store" increase of 4.7%) reflects an increase in resident fees at the properties that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. Approximately $13.9 million of such increase reflects revenue from facilities first leased after June 30, 1998. The remaining $0.8 million of the total revenue increase reflects increased revenue from development and management fees associated with projects being developed or managed by the Company for third party owners.

     Operating Expenses. Total operating expenses increased by $12.5 million, or 40.2%, to $43.7 million for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. Facility operating expenses increased by $7.4 million, or 40.5%, to $25.7 million primarily due to the expenses associated with the facilities first leased after December 31, 1998.

     Lease expense increased by $4.7 million, or 58.2%, to $12.6 million for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 due primarily to the lease expense associated with the facilities first leased after December 31, 1998. Depreciation and amortization increased by $0.3 million, or 10.3%, to $2.7 million for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. This increase primarily reflects the depreciation of additional furniture, fixtures and equipment at the corporate office.

     For the six months ended June 30, 1999 the Company wrote-off $0.3 million of deferred financing costs in connection with the replacement credit enhancement for the $65.0 million of tax-exempt bonds secured by the Devonshire and Heritage of Des Plaines facilities.

     Interest income increased by $1.8 million, or 112.6%, to $3.5 million for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 due to the investment of the net proceeds from the issuance of $100.0 million of 5.5% convertible subordinated notes due 2009 and an increase in various deposits and restricted investments.

     Interest expense increased $1.1 million, or 56.9%, to $2.9 million for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 due to increased borrowings under the lines of credit and the issuance of $100.0 million of 5.5% convertible subordinated notes due 2009.

     Net Income. For the six months ended June 30, 1999, the Company generated net income of approximately $5.4 million, as compared to a net income of $2.6 million for the six months ended June 30, 1998, due to the changes in revenue and expenses described above.

Comparison of three months ended June 30, 1999 to three months ended June 30, 1998.

     For the three months ended June 30, 1999, results reflect the operations of the Company's 19 facilities. For the three months ended June 30, 1998, results reflect the operations of 15 facilities.

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

     Revenue. Total revenue increased by $7.5 million, or 40.0%, to $26.1 million for the three months ended June 30, 1999 when compared to the three months ended June 30, 1998. Resident fees increased by $7.2 million, or 41.9%, to $24.4 million. Of the increase in total revenue, approximately $1.0 million (or a "same store" increase of 6.0%) reflects an increase in resident fees at the properties that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. Approximately $6.3 million of such increase reflects revenue from facilities first leased after April 1, 1998. The remaining $0.2 million of the total revenue increase reflects increased revenue from development and management fees associated with projects being developed or managed by the Company for third party owners.

     Operating Expenses. Total operating expenses increased by $5.9 million, or 36.2%, to $22.1 million for the three months ended June 30, 1999 when compared to the three months ended June 30,1998. Facility operating expenses increased by $3.2 million, or 33.1%, to $12.9 million primarily due to the expenses associated with the additional facilities leased after April 1, 1998.

     Lease expense increased by $2.2 million, or 53.5%, to $6.4 million for the three months ended June 30, 1999 when compared to the three months ended June 30, 1998 due primarily to the lease expense for the facilities first leased after December 31, 1998. Depreciation and amortization increased by $0.1 million, or 9.5%, to $1.3 million for the three months ended June 30, 1999 when compared to the three months ended June 30, 1998. This increase primarily reflects the depreciation of additional furniture, fixtures and equipment at the corporate office.

     For the three months ended June 30, 1999, the Company wrote-off $0.3 million of deferred financing costs in connection with the replacement credit enhancements for the $65.0 million of tax-exempt bonds secured by the Devonshire and Heritage of Des Plaines facilities.

     Interest income increased by approximately $1.0 million, or 107.6%, to $1.9 million for the three months ended June 30, 1999 when compared to the three months ended June 30, 1998 due to the investment of the net proceeds from the issuance of $100.0 million of 5.5% convertible subordinated notes due 2009 and an increase in various deposits and restricted investments.

     Interest expense increased $0.9 million, or 91.0%, to $1.8 million for the three months ended June 30, 1999 when compared to the three months ended June 30, 1998 due to increased borrowings under the Company's lines of credit and the issuance of $100.0 million of 5.5% convertible subordinated notes due 2009.

     Net Income. For the three months ended June 30, 1999, the Company generated net income of approximately $2.6 million, as compared to a net income of $1.5 million for the three months ended June 30, 1998, due to the changes in revenue and expenses described above.

Liquidity and Capital Resources

     Cash and cash equivalents (which does not include cash and investments-restricted of $9.3 million, short-term investments of $55.0 million, investment certificates of $20.8 million and lease security deposits of $66.7 million) increased by $16.5 million to $17.6 million at June 30, 1999 as compared to December 31, 1998, primarily due to the net proceeds from the issuance of $100.0 of 5.5% convertible subordinated notes due 2009 and the release of the letter of credit deposits upon the replacement credit enhancements securing the $65.0 million tax-exempt bonds, offset by cash utilized for transaction costs; offset by cash used for the leasing of the River Bay Club facility and repayment of the unsecured lines of credit and note payable.

     Net cash provided by operating activities for the six months ended June 30, 1999 totaled approximately $6.5 million as a result of increased facility operations before depreciation and amortization and the commencement of the lease of the River Bay Club facility leased subsequent to December 31, 1998.

     Net cash used in investing activities totaled approximately $82.5 million for the six months ended June 30, 1999. Investing activities included cash paid for lease security deposits in connection with the lease of the River Bay Club facility of $10.9 million and a $0.4 million increase in existing lease security deposits, the purchase of short-term investments of $55.0 million from the net proceeds from the issuance of $100.0 million of 5.5% convertible subordinated notes due 2009, an increase in investment certificates-restricted of $4.9 million, an increase in property under development of $8.0 million and other net uses of $3.3 million.

     Net cash provided by financing activities was approximately $92.6 million for the six months ended June 30, 1999. Financing activities included $94.3 million net proceeds from the issuance of $100.0 million of 5.5% convertible subordinated notes due 2009, proceeds from unsecured lines of credit of $31.9 million and $13.9 million of letter of credit deposits released in connection with the replacement of credit enhancements on $65 million tax-exempt bonds, offset by repayments of $42.9 million on borrowings under the unsecured lines of the credit, repayments of $3.1 million on long-term debt and payment of financing costs of $1.5 million.

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

     The Company currently plans to acquire or lease at least 4 to 6 senior independent and assisted living facilities per year containing an aggregate of approximately 800 to 1,200 units and to commence development for third parties of at least 3 new facilities per year each containing approximately 220 units. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $35 million, or approximately $159,000 per unit. At June 30, 1999, the Company had 5 facilities under construction and several sites under development for new senior independent and assisted living facilities. The Company's estimated capital expenditures for the remainder of 1999 relating to sites under development aggregate approximately $5.0 million to $10.0 million. Capital expenditures for the remainder of 1999 related to the Company's existing facilities, including renovation projects are estimated to be approximately $3.0 million to $6.0 million in the aggregate. The Company anticipates that it will use a combination of cash on hand, borrowings under lines of credit or otherwise, lease transactions and cash generated from operations to fund its acquisition and development activities. On May 14, 1999, the Company issued $100.0 million of 5.5 % convertible subordinated notes due 2009. The convertible subordinated notes bear interest at 5.5% per annum payable semi-annually on June 30 and December 31 of each year. The convertible subordinated notes are convertible into 5,479 shares of the Company's common stock, subject to adjustment, in certain circumstances. The convertible subordinated notes are redeemable at the option of Brookdale beginning May 14, 2002, at specified premiums. The holders of the convertible subordinated notes may require Brookdale to repurchase the notes upon the occurrence of certain merger events, as described in the convertible subordinated notes. In addition, in June, 1998 Brookdale received a $100.0 million commitment from The Capital Company of America (successor to Nomura Asset Capital Corporation) for development projects, of which approximately $51.0 million was committed to the Austin, Texas and Southfield, Michigan development projects. The Company believes that it has sufficient funds available to finance its acquisition and development programs for at least the next 18 months.

     As of June 30, 1999, the Company had $65.0 million of long-term indebtedness in tax-exempt bonds with floating rates. The interest rates (exclusive of credit enhancement and other fees) on such debt averaged 3.3% during the six months ended June 30, 1999, and the average interest rate on such debt was 3.6% at June 30, 1999. The Company entered into interest rate caps for an aggregate notional amount of $65.0 million with a capped rate of 6.35% which expires June 1, 2004. Such tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents. The Company may obtain similar bond financing for future facilities.

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

     The ability of the Company to achieve its development plans will depend upon a variety of factors, many of which will be outside its control. These factors may include (i) obtaining required governmental permits for the construction of new facilities without experiencing significant delays; (ii) completing construction of new facilities on schedule and without going significantly over budget; (iii) the ability to work with contractors and subcontractors who construct the facilities; (iv) increased expenses due to delays caused by shortages of labor or materials or adverse weather conditions; and (v) changes in laws and regulations or how existing laws and regulations are interpreted and applied. The Company cannot assure that it will not experience delays in completing facilities under construction or in development or that it will be able to identify suitable sites at acceptable prices for future development activities. If it fails to achieve its development plans, its growth could slow, which would adversely impact its revenues and results of operations.

     The Company's growth plan includes the acquisition or lease of assisted living facilities already in operation. The success of the Company's acquisitions will be determined by numerous factors, including the Company's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, lease terms and conditions, the financial performance of the facilities after acquisition and the ability of the Company to effectively integrate and operate acquired facilities. Any failure to do so may have a material adverse effect on the Company's business, financial condition, revenues and earnings.

     The long-term care industry is highly competitive and the assisted living segment is becoming increasingly competitive. The Company competes with many other companies that provide similar long-term care alternatives, such as home health care agencies, facility-based service programs, retirement communities, convalescent centers and other assisted living providers. In pursuing the Company's development and operations strategies, the Company has experienced and expects to continue to experience increased competition in its efforts to develop, acquire and lease, assisted living facilities. Some of the present and potential competitors of the Company are significantly larger and have, or may obtain, greater financial resources than the

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

Company. Consequently, the Company cannot assure that it will not encounter increased competition that could limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

Impact of Inflation

     Resident fees from senior independent and assisted living facilities owned or leased by the Company, management fees from facilities managed by the Company for third parties and development fees from facilities developed by the Company for third parties are the Company's primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior independent and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's residency agreements allow for adjustments in the monthly fees payable thereunder not less frequently than every 12 or 13 months, thereby enabling the Company to seek increases in monthly fees due to inflation, demand or other factors. Any such increase would be subject to market and competitive conditions. The Company believes, however, that the ability to adjust the monthly fees payable under the residency agreements on an annual basis serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, at June 30, 1999, approximately $65.0 million in principal amount of the Company's indebtedness bore interest at a floating rate of approximately 3.6% and future indebtedness may bear floating rate interest. The Company entered into interest rate caps for an aggregate notional amount of $65.0 million with a capped rate of 6.35% which expires June 1, 2004. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

Readiness for Year 2000

     The Company has implemented a program to mitigate the potential impact of the Year 2000 Issue throughout the Company. The Company's program has been structured to address its internal computer systems and applications, network services operations, facilities operations and third-party vendors and suppliers. The Company believes that it is taking the necessary steps within its control to mitigate the potential impact of the Year 2000 Issue on the Company.


Information Systems

     The Company has upgraded its accounting and human resources systems, and is in the process of upgrading its property management and marketing systems for the Year 2000 Issue. The Company expects that the replacement of its systems will mitigate the impact of the Year 2000 Issue on its accounting operations. The corporate software selection has been completed and a contract was executed in the third quarter of 1998 to commence development and implementation in the fourth quarter of 1998. The corporate software was installed and became operational on May 1, 1999. The Company has one vendor software package that is used to process property level accounting information at each facility which was not Year 2000 compliant but has been remedied during the second quarter 1999. In June 1999, the Company executed a contract for replacement software at the facilities it owns or operates.

Facilities

     The Company has completed an assessment of each facility, including an assessment of infrastructure equipment such as elevator, HVAC and security systems, and other critical service provider readiness issues. The Company completed its preliminary assessment by December 31, 1998 and completed the update assessment in June, 1999. As of August 3, 1999, the Company's assessment of the facilities and infrastructure equipment did not indicate that any significant costs will need to be incurred to mitigate the Year 2000 Issue.

     The aforementioned vendor software package at each facility is used for resident billing and payable processing. As noted above, the Company executed a contract to purchase replacement software. The Company commenced its implementation in June 1999 with an expected completion date of November 1999. The Company has undertaken contingency planning for each of its facilities as necessary.

Third-Party Vendors and Suppliers

     The Company's approach to third-party suppliers involves the process of identification and prioritization of critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 Issue. This evaluation, including prioritization of critical suppliers, and the subsequent contingency planning was undertaken during the first quarter of 1999 and will be substantially completed in the third quarter of 1999.

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

Costs

     The final cost to complete the projects discussed above, which were undertaken primarily to facilitate Company growth and not just for Year 2000 readiness, has not yet been determined; however, the estimated total cost, including capital expenditures, will approximate $3.0 million to $4.0 million through December 31, 1999, of which approximately $2.5 million has been incurred through June 30, 1999. The Company's costs include the costs of outside consultants and contractors and hardware and software replacements and upgrades.

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

Risks

     Management believes that the Company's information technology and embedded systems at the facilities will be substantially Year 2000 compliant prior to January 1, 2000. While the Company exercises no control over such third parties, the Company may face potential Year 2000 related risks and may experience business interruption to its operations as a result of third-party vendors and suppliers failing to address their Year 2000 compliance issues. The Company has substantially completed its assessment of third-party vendors and suppliers to identify Year 2000 compliance issues and is assessing the potential impact upon the Company and its operations.

     Project completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the ability of third parties to modify the Company's systems on a timely basis. There can be no guarantee that the project will be completed in a timely manner. Specific factors that might delay completion of the project include, but are not limited to, the availability of qualified personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties. Although the Company intends to continue preparations for Year 2000, it is not possible to quantify potential indirect effects resulting from the lack of readiness of any third party with whom the Company conducts business. Further, given the inherent uncertainty in any Year 2000 assessment, there may be claims against the Company based on Year 2000 Issues not currently anticipated by the Company.

    Readers are cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with "Cautionary Statements" set forth above.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to interest rate risk primarily through its borrowing and leasing activities. There is inherent risk from borrowings and leasing as they mature or expire and are renewed at market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company does not enter into financial instruments transactions for trading or other speculative purposes.

     Long-term debt - As of June 30, 1999 the Company had $92.7 million of long-term debt at a weighted average interest rate of 4.96%. Included therein are mortgage notes of $27.7 million which bear fixed rates of interest ranging from 8.0% to 8.525% through maturity in 2027 when the loans mature, and variable rate tax-exempt bonds of $27.0 million, $6.0 million and $32.0 million which are payable interest only until maturity in 2025 and 2019, respectively.

     For fixed rate debt, changes in interest rates generally affect the fair value, but not earnings or cash flows. Conversely, changes in interest rates for variable rate debt generally do not impact fair value, but do affect future earnings and cash flows.

     The Company has entered into interest rate lock agreements on behalf of third party owners of development projects to limit their exposure to movements in variable interest rates of which $50.2 million were terminated as of May 14, 1999. The notional aggregate amount of construction loans is $53.5 million and the fair value is approximately $0.8 million. The Company is to be reimbursed by the third party for any payments made pursuant to the agreements. In connection with the $65.0 million variable rate tax-exempt bonds the Company purchased interest rate caps at 6.35% a fair value of $0.4 million at June 30, 1999 expire June 1, 2004.

     If interest rates on the Company's variable rate debt, including tax-exempt bonds, increased by 1 percentage point, the annual interest expense would increase by approximately $0.7 million. The Company entered into interest rate caps for an aggregate notional amount of $65.0 million with a capped rate of 6.35% which expire June 1, 2004.

     Lease expense - The Company has entered into operating leases which have fixed terms and are subject to renewal at the option of the Company. The Company has an option to purchase all but four of these facilities prior to or at the end of the respective lease term. Four of the facilities leases require the payment of additional rent of 10% of the excess of each year's revenue compared to 1998.

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

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

                     None

         Item 3.     Defaults Upon Senior Securities.

                     None

         Item 4.     Submission of Matters to a Vote of Security Holders.

                     On May 20,1999, Brookdale Living Communities, Inc. held its 1999 annual meeting of stockholders at 35 West Wacker Drive, Chicago, Illinois. The annual meeting was called for the following purposes:

                    (1)  to elect two  directors  for terms of three years each;
                    (2) to ratify the appointment of Ernst & Young LLP as Brookdale's independent auditors;
                    (3)  to approve the 1999 Stock Incentive Plan; and
                    (4) to transact such other business as may properly come before the annual meeting.

                     The following table sets forth the names of the directors elected at the annual meeting for new three year-terms and the number of votes cast for and withheld for each director:

                                                                                                  Withheld
                                                                                                Authority to
                           Directors                                For                             Vote
                           ---------                                ---                         ------------
                     Darryl W. Copeland                          9,496,716                         194,265
                                                               -----------                      ------------
                     Darryl W. Hartley-Leonard                   9,555,716                         135,265
                                                               -----------                      ------------

                     The names of each of the other directors whose terms of offices continued after the annual meeting are as follows:

                     Michael W. Reschke, Mark J. Schulte, Wayne D. Boberg, Dr. Bruce L. Gewertz and Daniel J. Hennessy.

                     Paul H. Warren and Mark H. Tabak were appointed directors on May 14, 1999 and May 20, 1999, respectively. Daniel J. Hennessy resigned as a director on May 20, 1999, and a replacement director has not yet been appointed.

                     The appointment of Ernst & Young LLP as Brookdale's independent auditors was ratified at the meeting. The vote tabulation was as follows: 9,689,016 votes (99.98% of the total eligible votes excluding broker-non-votes) were cast for the ratification of Ernst & Young LLP as Brookdale's independent auditors, 0 votes (0% of the total eligible votes excluding broker-non-votes) were cast against such approval and 1,965 votes (0.02% of the total eligible votes casts, excluding broker-non-votes) were abstentions.

                     The 1999 Stock Incentive Plan was also approved at the meeting. The vote tabulation was as follows: 6,861,153 votes (70.84% of the total eligible votes excluding broker-non-votes) were cast for approval of the 1999 Stock Incentive Plan, 2,819,806 votes (29.11% of the total eligible votes cast, excluding broker-non-votes) were cast against such approval and 4,715 votes (0.05% of the total eligible votes cast, excluding broker-non-votes) were abstentions.


         Item 5.     Other Information.

                     None

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

         Item 6.     Exhibits and Reports on Form 8-K.

(a)      Exhibits:
                                  EXHIBIT INDEX
      Exhibit
      Number                           Description
      -------                          -----------

        3.1 Restated Certificate of Incorporation of Brookdale Living Communities, Inc., as filed with the Securities and Exchange Commission on June 16, 1997 as Exhibit 3.1 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference

        3.2 Amended and Restated By-laws of Brookdale Living Communities, Inc., as filed with the Securities and Exchange Commission on June 16, 1997 as Exhibit 3.2 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference

        4.1 Form of certificate representing Common Stock of Brookdale Living Communities, Inc., as filed with the Securities and Exchange Commission on March 17, 1997 as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

       10.1 Note Purchase Agreement, dated as of April 27, 1999, by and between Brookdale Living Communities, Inc. and Health Partners, as filed with the Securities and Exchange Commission on May 19, 1999 as Exhibit 10.1 to the Company's Form 8-K dated April 27, 1999 (File No. 0-22253) and incorporated herein by reference

       10.2 Indenture, dated as of May 14, 1999, by and between Brookdale Living Communities, Inc. and State Street Bank and Trust Company, as Trustee, as filed with the Securities and Exchange Commission on May 19, 1999 as Exhibit 10.2 to the Company's Form 8-K dated April 27, 1999 (File No. 0-22253) and incorporated herein by reference

       10.3 Supplemental Indenture, dated as of May 14, 1999, by and between Brookdale Living Communities, Inc. and State Street Bank and Trust Company, as Trustee, as filed with the Securities and Exchange Commission on May 19, 1999 as
                    Exhibit 10.3 to the Company's Form 8-K dated April 27, 1999 (File No. 0-22253) and incorporated herein by reference

       10.4 Registration Rights Agreement, dated as of May 14, 1999, by and between Brookdale Living Communities, Inc. and Health Partners, as filed with the Securities and Exchange Commission on May 19, 1999 as Exhibit 10.4 to the Company's Form 8-K dated April 27, 1999 (File No. 0-22253) and incorporated herein by reference

       10.5 Stockholders Agreement, dated as of May 14, 1999, by and among Brookdale Living Communities, Inc. and the signatories listed therein, as filed with the Securities and Exchange Commission on May 19, 1999 as Exhibit 10.5 to the Company's Form 8-K dated April 27, 1999 (File No. 0-22253) and incorporated herein by reference

       10.6 Limited Guaranty, dated as of May 27, 1999, by and between Brookdale Living Communities, Inc. and Glaser Financial Group, Inc., as filed with the Securities and Exchange Commission on June 21, 1999 as Exhibit 10.1 to the Company's Form 8-K dated May 27, 1999 (File No. 0-22253) and incorporated herein by reference

       10.7 Reimbursement and Security Agreement, dated as of May 1, 1999, by and between Federal Home Loan Mortgage Corporation and The Ponds of Pembroke Limited Partnership, as filed with the Securities and Exchange Commission on June 21, 1999 as
                    Exhibit 10.2 to the Company's Form 8-K dated May 27, 1999 (File No. 0-22253) and incorporated herein by reference

       10.8 Reimbursement and Security Agreement, dated as of May 1, 1999, by and between Federal Home Loan Mortgage Corporation and River Oaks Partners, as filed with the Securities and Exchange Commission on June 21, 1999 as Exhibit 10.3 to the Company's Form 8-K dated May 27, 1999 (File No. 0-22253) and incorporated herein by reference

       10.9 Reimbursement and Security Agreement, dated as of May 1, 1999, by and between Federal Home Loan Mortgage Corporation and The Ponds of Pembroke Limited Partnership, as filed with the Securities and Exchange Commission on June 21, 1999 as
                    Exhibit 10.4 to the Company's Form 8-K dated May 27, 1999 (File No. 0-22253) and incorporated herein by reference

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

       10.10 Ninth Amendment to Loan Agreement and Documents, dated as of April 14, 1999, by and between Brookdale Living Communities, Inc. and LaSalle National Bank

       10.11 Tenth Amendment to Loan Agreement and Documents, dated as of April 26, 1999, by and between Brookdale Living Communities, Inc. and LaSalle National Bank

       10.12        Eleventh Amendment to Loan Agreement and Documents, dated as
                    of  May  21,   1999,   by  and  between   Brookdale   Living
                    Communities, Inc. and LaSalle National Bank

       10.13        1998 Brookdale Living Communities, Inc. Stock Incentive Plan

       10.14        1999 Brookdale Living Communities, Inc. Stock Incentive Plan

       12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

       27           Financial Data Schedule

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

(b)   Reports on Form 8-K:

      On April 29, 1999, the Company filed a Current Report on Form 8-K dated April 27, 1999 with the Securities and Exchange Commission announcing pursuant to Item 5 of Form 8-K the execution of a definitive agreement for the sale in a private placement of $100.0 million of its 5.5% Convertible Subordinated Notes due 2009.

      On May 19, 1999, the Company filed a Current Report on Form 8-K dated April 27, 1999 with the Securities and Exchange Commission announcing pursuant to Item 5 of Form 8-K the sale of $100.0 million of its 5.5% Convertible Subordinated Notes due 2009.

      On June 21, 1999, the Company filed a Current Report on Form 8-K dated May 27, 1999 with the Securities and Exchange Commission announcing pursuant to Item 5 of Form 8-K the issuance of replacement credit enhancements to secure the payment of principal and interest on tax-exempt bonds with a current outstanding aggregate principal balance of $65.0 million and the release of $14.5 million previously on deposit as collateral with the previous credit enhancement providers.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BROOKDALE LIVING COMMUNITIES, INC.
                                   Registrant


Date:  August 16, 1999             /s/ Mark J. Schulte
       ---------------              ------------------------------------------
                                   Mark J. Schulte
                                   President and
                                   Chief Executive Officer


Date:  August 16, 1999              /s/ Darryl W. Copeland, Jr.
       ---------------              ------------------------------------------
                                    Darryl W. Copeland, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer