Form 10-Q
period 1999-09-30
BROOKDALE LIVING COMMUNITIES INC
filed 1999-11-15
CIK 1023010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarterly Period ended September 30, 1999.

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation)

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

Yes    X   No
    -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 10, 1999, 11,574,749 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding.


                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                              FORM 10-Q

                                                                INDEX
                                                                -----

                                                                                                                        PAGE
                                                                                                                        ----
PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).                                                                               3

         Consolidated Balance Sheets as of September 30, 1999 and as of December 31, 1998                                4

         Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998    5

         Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998                     6

         Notes to Consolidated Financial Statements                                                                      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                         11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                                    16

PART II:  OTHER INFORMATION                                                                                             18

ITEM 1.  LEGAL PROCEEDINGS.                                                                                             18
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                                     18
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                                               18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                                           18
ITEM 5.  OTHER INFORMATION.                                                                                             18
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                                              18

SIGNATURES                                                                                                              21


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

         Brookdale Living Communities, Inc. was incorporated on September 4, 1996 and commenced operations upon the completion of its initial public offering on May 7, 1997. The consolidated financial statements of Brookdale Living Communities, Inc. and its subsidiaries (the "Company") represent the results of operations of 22 facilities the Company operated during the period ended September 30, 1999.

         The aforementioned financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1999.


                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)




                                                                           September 30, 1999    December 31, 1998
                                                                           ------------------    -----------------
ASSETS                                                                         (unaudited)           (audited)

Cash and cash equivalents..............................................      $       4,231        $       1,065
Short-term investments.................................................             41,000                   --
Accounts receivable....................................................              1,134                  379
Notes receivable.......................................................              4,753                3,486
Reimbursable development costs.........................................             11,328                9,815
Prepaid expenses and other.............................................              5,924                4,752
                                                                             -------------        -------------
      Total current assets.............................................             68,370               19,497
                                                                             -------------        -------------

Property, plant and equipment..........................................            134,136              115,801
Accumulated depreciation...............................................             (8,823)              (5,689)
                                                                             --------------       -------------
      Property, plant and equipment, net...............................            125,313              110,112
                                                                             -------------        -------------

Property under development.............................................              8,588               11,221
Cash and investments - restricted......................................              9,942                8,226
Investment certificates - restricted...................................             35,422               15,951
Letter of credit deposits..............................................                 --               13,919
Lease security deposits................................................             75,910               55,453
Other, net.............................................................             21,047               10,254
                                                                             -------------        -------------
      Total assets.....................................................      $     344,592        $     244,633
                                                                             =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current portion of long-term debt......................................      $         329        $       3,310
Unsecured line of credit...............................................                 --               10,997
Current portion of deferred gain on sale of property...................                806                  806
Accrued interest payable...............................................              1,676                  968
Accounts payable and accrued expenses..................................             13,183                9,234
Tenant refundable entrance fees and security deposits..................              6,656                5,838
Other..................................................................              3,415                  629
                                                                             -------------        -------------
      Total current liabilities........................................             26,065               31,782
                                                                             -------------        -------------

Long-term debt, less current portion...................................             92,322               92,570
Convertible subordinated notes.........................................            100,000                   --
Deferred lease liability...............................................              3,181                2,849
Deferred gain on sale of property, less current portion................             15,512               16,116
                                                                             -------------        -------------
      Total liabilities................................................            237,080              143,317
                                                                             -------------        -------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 20,000 shares authorized, none issued.                 --                   --
Common stock, $.01 par value, 75,000 shares authorized, 11,575 and 11,572 shares issued and outstanding at September 30, 1999 and
    December 31, 1998, respectively....................................                116                  116
Additional paid-in-capital.............................................             94,134               94,101
Accumulated earnings...................................................             15,406                7,099
Treasury stock, 153 common shares at September 30, 1999 at cost........             (2,144)                  --
                                                                             --------------       -------------
      Total stockholders' equity.......................................            107,512              101,316
                                                                             -------------        -------------
      Total liabilities and stockholders' equity.......................      $     344,592        $     244,633
                                                                             =============        =============


See accompanying notes to consolidated financial statements.



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             (UNAUDITED)



                                                              Three months ended September 30, Nine months ended September 30,
                                                                     1999          1998            1999           1998
                                                                     ----          ----            ----           ----
REVENUE
Resident fees...............................................    $    24,899     $   18,868     $    73,087    $    51,723
Development fees............................................          1,640          1,542           4,941          4,120
Management fees.............................................            113             72             258            188
                                                                -----------     ----------     -----------    -----------
       Total revenue........................................         26,652         20,482          78,286         56,031
                                                                -----------     ----------     -----------    -----------

EXPENSES
Facility operating..........................................         13,475         10,715          39,163         28,993
General and administrative..................................          1,317          1,280           3,752          3,776
Lease expense...............................................          6,368          4,790          19,014         12,782
Depreciation and amortization...............................          1,568          1,146           4,250          3,577
Write-off of deferred financing costs.......................             --             --             273             --
                                                                -----------     ----------     -----------    -----------
       Total operating expenses.............................         22,728         17,931          66,452         49,128
                                                                -----------     ----------     -----------    -----------
       Income from operations...............................          3,924          2,551          11,834          6,903
Interest income.............................................          2,716          1,277           6,205          2,918
Interest expense............................................         (2,055)        (1,033)         (4,970)        (2,891)
                                                                ------------    -----------    ------------   ------------
       Income before income tax expense.....................          4,585          2,795          13,069          6,930
Income tax expense..........................................         (1,675)          (982)         (4,762)        (2,485)
                                                                ------------    -----------    ------------   ------------

       Net income...........................................    $     2,910     $    1,813     $     8,307    $     4,445
                                                                ===========     ==========     ===========    ===========

Basic earnings per common share.............................    $      0.25     $     0.19     $      0.72    $      0.47
                                                                ===========     ==========     ===========    ===========

Weighted average shares used for computing basic earnings
    per common share........................................         11,555          9,569          11,566          9,489
                                                                ===========     ==========     ===========    ===========

Diluted earnings per common share...........................    $      0.23     $     0.19     $      0.67    $      0.46
                                                                ===========     ==========     ===========    ===========

Weighted average shares used for computing diluted earnings
    per common share........................................         17,099          9,771          14,464          9,738
                                                                ===========     ==========     ===========    ===========


See accompanying notes to consolidated financial statements.




                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)


                                                                                    Nine months ended September 30,
                                                                                        1999               1998
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income...........................................................       $       8,307       $        4,445
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.....................................               4,250                3,577
       Write-off of deferred financing costs.............................                 273                   --
       Deferred income taxes.............................................               4,762                2,437
       Change in deferred lease liability................................                 332                  826
       Deferred gain on sale of property.................................                (604)                (604)
       Changes in:
          Accounts receivable............................................                (755)                (387)
          Prepaid expenses and other.....................................              (7,858)              (7,367)
          Accrued interest payable.......................................                 708                  312
          Accounts payable and accrued expenses and other................               3,546                1,815
          Tenant refundable entrance fees and security deposits..........                 225                  (67)
                                                                                -------------       ---------------
              Net cash provided by operating activities..................              13,186                4,987
                                                                                -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Lease security deposits and acquisitions.............................             (20,491)             (18,647)
    Increase in cash and investment certificates - restricted............              (1,196)                (280)
    Increase in investments - restricted.................................             (19,471)             (13,132)
    Proceeds from sale of property under development, net................               1,171                3,370
    Property under development, net of related payables .................             (12,691)             (15,680)
    Payments received on notes receivable................................               3,303                7,446
    Purchases of short-term investments..................................             (55,000)                  --
    Sales of short-term investments......................................              14,000                   --
    Additions to property, plant and equipment and reimbursable
       development costs, net of related accounts payable................              (9,812)              (4,940)
                                                                                --------------      ---------------
              Net cash used in investing activities......................            (100,187)             (41,863)
                                                                                --------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term debt..........................................              (3,229)                (213)
    Proceeds from unsecured lines of credit..............................              31,933               28,150
    Repayment of unsecured lines of credit...............................             (42,930)              (7,500)
    Proceeds from issuance of convertible subordinated notes, net of costs             94,286                   --
    Decrease (increase) in letter of credit deposits, net................              13,919               (1,333)
    Payment of financing costs...........................................              (1,701)                (957)
    Proceeds from issuance of common stock, net..........................                  33                5,847
    Purchases of treasury stock..........................................              (2,144)                  --
                                                                                --------------      --------------
              Net cash provided by financing activities..................              90,167               23,994
                                                                                -------------       --------------

              Net increase (decrease) in cash and cash equivalents.......               3,166              (12,882)
              Cash and cash equivalents at beginning of period...........               1,065               13,292
                                                                                -------------       --------------
              Cash and cash equivalents at end of period.................       $       4,231       $          410
                                                                                =============       ==============



See accompanying notes to consolidated financial statements.



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)



                                                                                 Nine months ended September 30,
                                                                                    1999                 1998
                                                                                    ----                 ----
Supplemental Disclosure of Cash Flow Information:

Interest paid, net of amounts capitalized.............................          $       4,262      $         3,056
                                                                                =============      ===============

Income taxes paid.....................................................          $         514      $           651
                                                                                =============      ===============

Supplemental   Schedule  of  Noncash   Investing   and   Financing
Activities:

In connection  with property  acquisitions  and net lease  transactions,  assets acquired and liabilities assumed were as follows:
     Fair value of assets acquired....................................          $      20,066      $        19,516
     Less - cash consideration paid...................................                 19,334               17,319
                                                                                -------------      ---------------

     Liabilities assumed..............................................          $         732      $         2,197
                                                                                =============      ===============



See accompanying notes to consolidated financial statements.



               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE, UNITS AND SQUARE FOOT AMOUNTS)
                                   (UNAUDITED)

1.   ORGANIZATION

     Brookdale  Living  Communities,   Inc.  was  incorporated  in  Delaware  on
September 4, 1996 and commenced operations upon the completion of the initial public offering of its stock on May 7, 1997.

     The consolidated financial statements of Brookdale Living Communities, Inc. and its subsidiaries (the "Company") include the properties owned or leased by the Company. The Company operates in the senior independent and assisted living segment. The properties owned, leased or managed by the Company or under construction as of September 30, 1999 (collectively, the "Properties") are located throughout the United States as indicated on the following table:


Property Name                               Date Owned or Leased           Location
-------------                               --------------------           --------

Owned Facilities:
-----------------
The Heritage of Des Plaines                 May 7, 1997                    Des Plaines, IL
The Devonshire                              May 7, 1997                    Lisle, IL
Hawthorn Lakes (1)                          May 7, 1997                    Vernon Hills, IL
Edina Park Plaza                            May 7, 1997                    Edina, MN

Leased Facilities:
------------------
The Hallmark                                May 7, 1997                    Chicago, IL
The Springs of East Mesa                    May 7, 1997                    Mesa, AZ
The Gables at Brighton                      May 7, 1997                    Brighton, NY
The Park Place                              May 7, 1997                    Spokane, WA
The Gables at Farmington                    November 24, 1997              Farmington, CT
The Classic at West Palm Beach              December 18, 1997              West Palm Beach, FL
The Brendenwood Retirement Community        December 22, 1997              Voorhees, NJ
Harbor Village                              March 6, 1998                  Chicago, IL
The Atrium of San Jose                      May 12, 1998                   San Jose, CA
The Chatfield                               July 2, 1998                   West Hartford, CT
Ponce de Leon                               October 21, 1998               Santa Fe, NM
Woodside Terrace                            December 22, 1998              Redwood City, CA
River Bay Club                              January 19, 1999               Quincy, MA
Berkshire of Castleton                      September 14, 1999             Indianapolis, IN

Managed Facilities:
-------------------
The Island on Lake Travis                                                  Lago Vista, TX
The Kenwood                                                                Minneapolis, MN
Heritage at Gaines Ranch (2)                                               Austin, TX
Heritage at Southfield (2)                                                 Southfield, MI

Development Projects Under Construction (3):
-------------------------------------------
Raleigh, North Carolina
Glen Ellyn, Illinois
New York (Battery Park City), New York
Pittsburgh (Mount Lebanon), Pennsylvania

(1) The Willows, a 54-unit assisted living addition, commenced operations in July 1999.
(2) These projects were developed by the Company,  commenced  operations in July
1999 and are being managed by the Company for third party owners.
(3) The Company is developing these projects for third party owners.


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

3.  RECENT DEVELOPMENTS

    During July 1999, the Company opened two new facilities which were developed by the Company and are now being managed by the Company for third party owners. The 218-unit Heritage of Southfield facility is located in Southfield, Michigan, and the 208-unit Heritage of Gaines Ranch facility is located in Austin, Texas.

    On August 6, 1999, the Company sold certain development rights to a site in Huntley, IL, to an unaffiliated third party. The site was purchased from an affiliate of The Prime Group, Inc. and financed, in part, with the proceeds of a loan made by the Company to the third party. The sales price was $2,903, of which $871 was received in cash and $2,032 was received by the delivery of a promissory note bearing interest at 12% which is secured by a mortgage on the site. The Company will develop the site pursuant to a development agreement with the owner.

    On August 24, 1999, construction financing of $49,125 was put into place for the Battery Park City, New York, New York project. The loan bears interest at London Interbank Offered Rate ("LIBOR") plus 2.35% and matures February 28, 2001. The unaffiliated third party owner has entered into interest rate lock agreements aggregating $32,850 with respect to the floating rate constructions debt. The repayment of this loan is guaranteed by Brookdale Living Communities, Inc. In connection with the construction financing, the third party owner repaid the $1,400 promissory note, plus accrued interest, to the Company.

    On September 8, 1999, the Company's Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. At September 30, 1999, the Company had repurchased 153 shares at an aggregate purchase price of $2,144.

    On September 14, 1999, the Company entered into an agreement to lease the Berkshire of Castleton, a 145-unit senior independent and assisted living facility located in Indianapolis, Indiana. The lease is an operating lease with an initial five-year term and five one-year renewal option periods. The Company has an option to acquire this facility at the end of the lease term.

    On September 30, 1999, the Company entered into an operating lease agreement for approximately 30,000 square feet of new corporate office space. The operating lease commences on March 1, 2000, has a term of 10 years and requires the payment of base rent at $16.50 per square foot escalating to $23.25 per square foot plus operating expenses (as defined) over the term of the lease.

In September 1999, Prime Group Realty Trust, the successor to the office and industrial divisions of The Prime Group, Inc., exercised its option to acquire the building.

     The Company has entered into interest rate lock agreements on behalf of third party owners of development projects with respect to interest rates on floating rate construction debt. The agreements are designed to limit the exposure to movements in floating interest rates on the development construction project loans, and the Company is to be reimbursed by the third party for any payments made pursuant to the agreements. The notional amount of the construction loans being hedged is $53,500, and the approximate fair value of such hedging contracts was $1,169 at September 30, 1999.

    In connection with the replacement credit enhancements obtained on May 27, 1999, to secure the payment of principal and interest on the $65,000 tax-exempt bonds secured by the Devonshire and Heritage of Des Plaines facilities, the Company purchased $65,000 of interest rate caps, with a strike price of 6.35%, a fair value of $492 at September 30, 1999 and an expiration date of June 1, 2004. The Company's reimbursement obligations are non-recourse obligations secured by mortgages on the Devonshire and Heritage of Des Plaines facilities; provided however, Brookdale Living Communities, Inc. has a guaranteed reimbursement obligation which is limited to $4,000.

4.  INCOME TAXES

    Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income tax expense principally as a result of non-taxable amortization of the deferred gain on sale of a property and state income taxes.

5.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998.

                                                              Three months ended September 30,    Nine months ended September 30,
                                                                  1999             1998               1999             1998
                                                              -------------    --------------     -------------    -------------
       Numerator:
       Numerator for basic earnings per common share            $   2,910         $   1,813          $  8,307        $   4,445
       Interest expense on convertible
           subordinated notes, net of tax                             941                --             1,421               --
                                                              -------------    --------------     -------------    -------------
       Numerator for diluted earnings per share                 $   3,851         $   1,813          $  9,728        $   4,445
                                                              =============    ==============     =============    =============
       Denominator:
        Denominator for basic earnings per common share -
              weighted-average shares                              11,555             9,569            11,566            9,489
        Effect of dilutive securities:
           Employee stock options                                      64               202               108              249
           Warrants                                                    --                --                --               --
           Convertible subordinated notes                           5,479                --             2,790               --
                                                              -------------    --------------     -------------    -------------
         Denominator for diluted earnings per common share -
               adjusted weighted-average shares and assumed
               conversions                                         17,099             9,771            14,464            9,738
                                                              =============    ==============     =============    =============

       Basic earnings per common share                          $    0.25         $    0.19          $   0.72         $   0.47
                                                              =============    ==============     =============    =============

       Diluted earnings per common share                        $    0.23         $    0.19          $   0.67         $   0.46
                                                              =============    ==============     =============    =============

6.  PRO FORMA INFORMATION

    The following unaudited pro forma condensed and consolidated statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the Company had leased all of the Leased Facilities and issued 11,575 shares and $100,000 of 5.5% convertible subordinated notes at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

                                            Nine months                         Three months
                                        ended September 30,                  ended September 30,
                                        -------------------                  -------------------
                                          1999       1998                      1999       1998
                                          ----       ----                      ----       ----
         Revenue                        $80,831    $75,050                  $27,242     $25,279
         Net income                       8,137      4,251                    3,099       1,747
         Basic earnings per share          0.70       0.37                     0.27        0.15
         Diluted earnings per share        0.64       0.37                     0.24        0.15


    The pro forma information does not include interest income on available cash from the proceeds of the 5.5% convertible subordinated notes.

7.       SUBSEQUENT EVENTS

    On October 19, 1999, the Company obtained a $6,000 loan secured by The Willows, a 54 unit assisted living addition at the Hawthorn Lakes facility in Vernon Hills, Illinois. The loan bears interest at LIBOR plus 1.625%, payable in monthly installments of interest only, and matures on April 18, 2002. The Company has a guaranteed reimbursement obligation under the loan, which is limited to 50% of the amount due under the loan plus $337 until the facility meets certain performance requirements.

     On October 21, 1999, the Company entered into a definitive purchase agreement for the Benchmark of Hoffman Estates, a 289 - unit independent living community located in Hoffman Estates, Illinois. The closing of this transaction is subject to the completion of the Company's due diligence and other customary closing contingencies. There can be no assurance that this transaction will close in a timely manner, if at all.

    As of November 10, 1999, the Company purchased an additional 427 shares of the Company's common stock bringing the total to 580 shares at an aggregate purchase price of $7,525 to date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS).

    The following discussion is based on and should be read in conjunction with the Consolidated Financial Statements of the Company as of September 30, 1999 and December 31, 1998 and for the nine months and three months ended September 30, 1999 and 1998, including the related notes, and other information appearing elsewhere in this Form 10-Q. Historical results and any apparent percentage relationships with respect thereto are not necessarily indicative of future operations.

CAUTIONARY STATEMENTS

    This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements.
Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to:

        - general economic conditions in the markets in which the Company operates;
        - competitive pressures within the industry and/or the markets in which the Company operates;
        - the successful completion of the acquisition of the facilities by the Company, the successful completion of development activities, the successful integration of newly acquired, leased or developed facilities with the operations of the Company's existing facilities, fluctuations in operating results or occupancy levels in the markets in which the Company competes, and/or unanticipated changes in expenses or capital expenditures;
        - the effect of future legislation or regulatory changes on the Company's operations; and
        - other factors described from time to time in the Company's filings with the Securities and Exchange Commission, including this Form 10-Q and Brookdale's 1998 Annual Report on Form 10-K.

The forward-looking statements included in this report are made only as of the date hereof. Except as required by law, the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

    Brookdale provides seniors independent and assisted living services through its owned, leased or managed facilities. As of September 30, 1999, the Company operated 22 senior independent and assisted living facilities containing a total of approximately 4,813 units. Four facilities are owned by the Company, 14 facilities are leased by the Company and four facilities (one of which is owned by an affiliate of The Prime Group, Inc. ("PGI")) are managed by the Company pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior residents to "age-in-place" and thereby maintain their stay for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

    The Company derives its revenues from resident fees, development fees and management fees. Resident fees consist of charges for leasing units, providing basic care services and, in certain instances, providing supplemental care services to residents. Basic care services include meals, housekeeping services within the resident units, social and recreational activities, scheduled transportation, security, emergency call response, access to on-site medical services and medical education and wellness programs. In addition to basic care services, the Company offers custom tailored supplemental care services for residents who desire or need such services. Optional supplemental care services include check-in services and escort and companion services, and depending on the particular facility and as dictated by state licensing requirements, the Company also provides assistance with activities of daily living, such as dressing, bathing, eating and medication administration or reminders. The Company may expand its supplemental service offerings, as permitted by applicable licensing, in order to capture incremental revenue and enable its residents to remain in its facilities longer. Resident fees typically are paid monthly by residents, their families or other responsible parties. As of September 30, 1999, over 99% of the Company's revenue was derived from private pay sources.

    The Company derives additional revenue from development fees associated with developing senior independent and assisted living facilities for unaffiliated third parties and management fees from managing senior independent and assisted living facilities pursuant to management contracts. Management services income consists of management fees, which typically range from 3.0% to 5.0% of a managed facility's total gross revenues. All such fees are recognized as revenues when management services are rendered.

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

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

    For the nine months ended September 30, 1999, results reflect the operations of the Company's 22 facilities. For the nine months ended September 30, 1998, results reflect the operations of 16 facilities.

    Revenue. Total revenue increased by $22,255, or 39.7%, to $78,286 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. Resident fees increased by $21,364, or 41.3%, to $73,087. Of the increase in total revenue, approximately $2,445 (or a "same store" increase of 5.3%) reflects an increase in resident fees at the facilities that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. Approximately $18,919 of such increase reflects revenue from facilities first leased after September 30, 1998. The remaining $891 of the total revenue increase reflects increased revenue from development and management fees associated with projects being developed or managed by the Company for third-party owners.

    Operating Expenses. Total operating expenses increased by $17,324 or 35.3%, to $66,452 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. Facility operating expenses increased by $10,170 or 35.1%, to $39,163 primarily due to the expenses associated with the facilities first leased after September 30, 1998.

    Lease expense increased by $6,232, or 48.8%, to $19,014 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 due primarily to the lease expense associated with the facilities first leased after September 30, 1998. Depreciation and amortization increased by $673, or 18.8%, to $4,250 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. This increase primarily reflects the depreciation of additional furniture, fixtures and equipment at the corporate office and improvements at the facilities.

    For the nine months ended September 30, 1999, the Company wrote-off $273 of deferred financing costs in connection with the replacement credit enhancement for the $65,000 of tax-exempt bonds secured by the Devonshire and Heritage of Des Plaines facilities.

    Interest income increased by $3,287, or 112.6%, to $6,205 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 due to the investment of the net proceeds from the issuance of $100,000 of 5.5% convertible subordinated notes due 2009 and an increase in various deposits and restricted investments.

    Interest expense increased by $2,079, or 71.9%, to $4,970 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 due to increased borrowings under the lines of credit and the issuance of $100,000 of 5.5% convertible subordinated notes due 2009.

    Net Income. For the nine months ended September 30, 1999, the Company generated net income of approximately $8,307, as compared to a net income of $4,445 for the nine months ended September 30, 1998, due to the changes in revenue and expenses described above.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    For the three months ended September 30, 1999, results reflect the operations of the Company's 22 facilities. For the three months ended September 30, 1998, results reflect the operations of 16 facilities.

    Revenue. Total revenue increased by $6,170, or 30.1%, to $26,652 for the three months ended September 30, 1999 when compared to the three months ended September 30, 1998. Resident fees increased by $6,031, or 32.0%, to $24,899. Of the increase in total revenue, approximately $1,172 (or a "same store" increase of 7%) reflects an increase in resident fees at the facilities that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. Approximately $4,859 of such increase reflects revenue from facilities first leased after September 30, 1998. The remaining $139 of the total revenue increase reflects increased revenue from development and management fees associated with projects being developed or managed by the Company for third-party owners.

    Operating Expenses. Total operating expenses increased by $4,797, or 26.8%, to $22,728 for the three months ended September 30, 1999 when compared to the three months ended September 30, 1998. Facility operating expenses increased by $2,760, or 25.7%, to $13,475 primarily due to the expenses associated with the additional facilities leased after September 30, 1998.

    Lease expense increased by $1,578, or 33.0%, to $6,368 for the three months ended September 30, 1999 when compared to the three months ended September 30, 1998 due primarily to the lease expense for the facilities first leased after September 30, 1998. Depreciation and amortization increased by $422, or 36.8%, to $1,568 for the three months ended September 30, 1999 when compared to the three months ended September 30, 1998. This increase primarily reflects the depreciation of additional furniture, fixtures and equipment at the corporate office and improvements at the facilities.

    Interest income increased by approximately $1,439, or 112.7%, to $2,716 for the three months ended September 30, 1999 when compared to the three months ended September 30, 1998 due to the investment of the net proceeds from the issuance of $100,000 of 5.5% convertible subordinated notes due 2009 and an increase in various deposits and restricted investments.

    Interest expense increased $1,022, or 98.9%, to $2,055 for the three months ended September 30, 1999 when compared to the three months ended September 30, 1998 due to the issuance of $100,000 of 5.5% convertible subordinated notes due 2009.

    Net Income. For the three months ended September 30, 1999, the Company generated net income of approximately $2,910, as compared to a net income of $1,813 for the three months ended September 30, 1998, due to the changes in revenue and expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, the Company had $4,231 in cash and cash equivalents and $41,000 million in short-term investments.

    Cash and cash equivalents (which does not include cash and investments-restricted of $9,942, short-term investments of $41,000, investment certificates - restricted of $35,422 and lease security deposits of $75,910) increased by $3,166 to $4,231 at September 30, 1999 as compared to December 31, 1998, primarily due to the net proceeds from the issuance of $100,000 of 5.5% convertible subordinated notes due 2009 and the release of the letter of credit deposits upon the replacement credit enhancements securing the $65,000 million tax-exempt bonds issued with respect to the Devonshire and Heritage of Des Plaines facilities, offset by cash utilized for transaction costs and by cash used for the lease security deposits on the River Bay Club and Berkshire of Castleton facilities and the repayment of the unsecured lines of credit and long-term debt.

    Net cash provided by operating activities for the nine months ended September 30, 1999 totaled approximately $13,186 as a result of increased facility operations before depreciation and amortization and the commencement of the lease of the River Bay Club and Berkshire of Castleton facilities leased subsequent to December 31, 1998.

    Net cash used in investing activities totaled approximately $100,187 for the nine months ended September 30, 1999. Investing activities included cash paid for lease security deposits in connection with the lease of the River Bay Club and Berkshire of Castleton facilities of $19,334 and a $1,157 increase in existing lease security deposits, the purchase of short-term investments of $55,000 from the net proceeds from the issuance of $100,000 of 5.5% convertible subordinated notes due 2009, the sale of $14,000 of such short-term investments, an increase in investment certificates-restricted of $19,471, an increase in property under development of $12,691 and other net uses of $6,534.

    Net cash provided by financing activities was approximately $90,167 for the nine months ended September 30, 1999. Financing activities included $94,286 of net proceeds from the issuance of $100,000 of 5.5% convertible subordinated notes due

2009, proceeds from unsecured lines of credit of $31,933 and $13,919 million of letter of credit deposits released in connection with the replacement of credit enhancements on $65,000 tax-exempt bonds, offset by repayments of $42,930 on borrowings under the unsecured lines of the credit, repayments of $3,229 on long-term debt, payments of $2,144 to acquire treasury stock and other net uses of $1,668.

    The Company currently plans to acquire or lease at least 4 to 6 senior independent and assisted living facilities per year containing an aggregate of approximately 800 to 1,200 units and to commence development for third parties of at least 3 new facilities per year each containing approximately 220 units. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $35 million, or approximately $159,000 per unit. At September 30, 1999, the Company had 4 facilities under construction and several sites under development for new senior independent and assisted living facilities. The Company's estimated capital expenditures for the remainder of 1999 relating to sites under development aggregate approximately $2,000 to $3,000. Capital expenditures for the remainder of 1999 related to the Company's existing facilities, including projects under renovation, are estimated to be approximately $2,000 to $3,000 in the aggregate. The Company anticipates that it will use a combination of cash on hand, borrowings under lines of credit or otherwise, lease transactions and cash generated from operations to fund its acquisition and development activities. On May 14, 1999, the Company issued $100,000 of 5.5% convertible subordinated notes due 2009. The convertible subordinated notes bear interest at 5.5% per annum payable semi annually on June 30 and December 31 of each year. The convertible subordinated notes are convertible into 5,479 shares of the Company's common stock, subject to adjustment in certain circumstances. The convertible subordinated notes are redeemable at the option of Brookdale beginning May 14, 2002, at specified premiums. The holders of the convertible subordinated notes may require Brookdale to repurchase the notes upon the occurrence of certain merger events, as described in the convertible subordinated notes. In addition, in June 1998, Brookdale received a $100,000 commitment from The Capital Company of America (successor to Nomura Asset Capital Corporation) for development projects, of which approximately $51,000 was committed to the Austin, Texas and Southfield, Michigan development projects. The Company has an effective "shelf" registration statement pursuant to which the Company may issue up to $200,000 of equity or debt securities of which $33,000 of common stock was issued in November 1998. The Company believes that it has sufficient funds available to finance its acquisition and development programs for at least the next 12 months.

    As of September 30, 1999, the Company had $65,000 of long-term indebtedness in tax-exempt bonds with floating rates. The interest rates (exclusive of credit enhancement and other fees) on such debt averaged 3.28% during the nine months ended September 30, 1999, and the average interest rate on such debt was 3.81% at September 30, 1999. The Company entered into interest rate caps for an aggregate notional amount of $65,000, with a capped rate of 6.35% which expires June 1, 2004. Such tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents. The Company may obtain similar bond financing for future facilities.

    The Company is dependent on third-party financing for its acquisition, leasing and development programs. Financing obtained in the future is generally expected to contain terms and conditions and representations and warranties that are customary for such loans and may contain financing covenants and other restrictions that:

        - require the Company to meet certain financial tests and maintain certain amounts of funds in escrow;
        - limit, among other things, the ability of the Company to borrow additional funds, dispose of assets and engage in mergers or other business combinations; and
        - restrict the ability of the Company to operate competing facilities within certain distances from mortgaged facilities.

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

    The ability of the Company to achieve its development plans will depend upon a variety of factors, many of which will be outside its control. These factors may include

        - obtaining required governmental permits for the construction of new facilities without experiencing significant delays;
        - completing construction of new facilities on schedule and without going significantly over budget;
        - the ability to work with contractors and subcontractors who construct the facilities;
        - increased expenses due to delays caused by shortages of labor or materials or adverse weather conditions; and
        - changes in laws and regulations or how existing laws and regulations are interpreted and applied.

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

    The long-term care industry is highly competitive and the assisted living segment is becoming increasingly competitive. The Company competes with many other companies that provide similar long-term care alternatives, such as home health care agencies, facility-based service programs, retirement communities, convalescent centers and other assisted living providers. In pursuing the Company's development and operations strategies, the Company has experienced and expects to continue to experience increased competition in its efforts to develop, acquire and lease assisted living facilities. Some of the present and potential competitors of the Company are significantly larger and have, or may obtain, greater financial resources than the

Company. Consequently, the Company cannot assure that it will not encounter increased competition that could limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

IMPACT OF INFLATION

    Resident fees from senior independent and assisted living facilities owned or leased by the Company, management fees from facilities managed by the Company for third parties and development fees from facilities developed by the Company for third parties are the Company's primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior independent and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's residency agreements allow for adjustments in the monthly fees payable thereunder not less frequently than every 12 or 13 months, thereby enabling the Company to seek increases in monthly fees due to inflation, demand or other factors. Any such increase would be subject to market and competitive conditions. The Company believes, however, that the ability to adjust the monthly fees payable under the residency agreements on an annual basis serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, at September 30, 1999, approximately $65,000 in principal amount of the Company's indebtedness bore interest at a floating rate of approximately 3.81% and future indebtedness may bear floating rate interest. The Company entered into interest rate caps for an aggregate notional amount of $65,000, with a capped rate of 6.35% and an expiration date of June 1, 2004. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

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


Information Systems

     The Company has upgraded its accounting and human resources systems, and is in the process of upgrading its property management and marketing systems for the Year 2000 Issue. The Company expects that the replacement of its systems will mitigate the impact of the Year 2000 Issue on its accounting operations. The corporate software was installed and became operational on May 1, 1999. The Company has one vendor software package that is used to process property level accounting information at each facility which had not been Year 2000 compliant, but was remedied during the second quarter 1999. In June 1999, the Company executed a contract for replacement software at the facilities it owns or operates and commenced implementation.

Facilities

     The Company has completed an assessment of each facility, including an assessment of infrastructure equipment such as elevator, HVAC and security systems, and other critical service provider readiness issues. The Company completed its preliminary assessment by December 31, 1998 and completed the updated assessment in June 1999. As of November 10, 1999, the Company's assessment of the facilities and infrastructure equipment did not indicate that any significant costs will need to be incurred to mitigate the Year 2000 Issue.

     The aforementioned vendor software package at each facility is used for resident billing and payable processing. The Company executed a contract to purchase replacement software and commenced its implementation of this software in June 1999, with an expected completion date of January 2000. The Company has undertaken contingency planning for each of its facilities as necessary.

Third-Party Vendors and Suppliers

     The Company's approach to third-party suppliers involves the process of identification and prioritization of critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 Issue. This evaluation, including prioritization of critical suppliers, and the subsequent contingency planning was undertaken during the first quarter of 1999 and was substantially completed in the third quarter of 1999. The Company will continue to update these contingency plans throughout 1999.

Costs

     The final cost to complete the projects discussed above, which were undertaken primarily to facilitate Company growth and not just for Year 2000 readiness, has not yet been determined; however, the estimated total cost, including capital expenditures, will approximate $3,500 to $4,000, of which approximately $3,200 has been incurred through September 30, 1999. The Company's costs include the costs of outside consultants and contractors and hardware and software replacements and upgrades.

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

Risks

     Management believes that the Company's information technology and embedded systems at the facilities will be substantially Year 2000 compliant prior to January 1, 2000. While the Company exercises no control over such third parties, the Company may face potential Year 2000 related risks and may experience business interruption to its operations as a result of third-party vendors and suppliers failing to address their Year 2000 compliance issues. The Company has substantially completed its assessment of third-party vendors and suppliers to identify Year 2000 compliance issues and does not expect a material impact upon the Company and its operations. The Company has contingency plans in the event of Year 2000 issues. Such plans involve, among other actions, manual workarounds, alternate vendors and suppliers, and adjusting staffing strategies.

     Project  completion dates are based on management's  best estimates,  which were derived utilizing numerous assumptions of future events, including the ability of third parties to modify the Company's systems on a timely basis. There can be no guarantee that the project will be completed in a timely manner. Specific factors that might delay completion of the project include, but are not limited to, the availability of qualified personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties. Although the Company intends to continue preparations for Year 2000, it is not possible to quantify potential indirect effects resulting from the lack of readiness of any third-party with whom the Company conducts business. The Company is aware that it is generally believed that the world's Year 200 problem, if corrected, may result in a economic crisis of global proportions. The Company is unable to determine whether such predictions are true or false. The Company expects that the nature of its income should serve as a hedge against any short term disruptions of business. However, if the worst case Year 2000 scenarios prove true, the Company assumes that all companies (including the Company) may be adversely affected in one way or another. Further, given the inherent uncertainty in any Year 2000 assessment, there may be claims against the Company based on Year 2000 Issues not currently anticipated by the Company.

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

     Long-term debt - As of September 30, 1999, the Company had $92,651 of long-term debt at a weighted average interest rate of 5.13%. Included therein are mortgage notes of $27,651, which bear fixed rates of interest ranging from 8.0% to 8.525% through maturity in 2027, and variable rate tax-exempt bonds of $27,000, $6,000 and $32,000, which are payable interest only until maturity in 2025, 2025 and 2019, respectively.

     For fixed rate debt, changes in interest rates generally affect the fair value, but not earnings or cash flows. Conversely, changes in interest rates for variable rate debt generally do not impact fair value, but do affect future earnings and cash flows.

     The Company has entered into interest rate lock agreements on behalf of third party owners of development projects to limit their exposure to movements in variable interest rates. The notional aggregate amount of construction loans being hedged is $53,500 and the fair value of such hedging contracts was approximately $1,169 as of September 30, 1999. The Company is to be reimbursed by the third party for any payments made pursuant to the interest rate lock agreements.

     If interest rates on the Company's variable rate debt, including tax-exempt bonds, increased by 1 percentage point, the annual interest expense would increase by approximately $650. The Company entered into interest rate caps for its variable rate tax-exempt bonds for an aggregate notional amount of $65,000, with a strike price of 6.35%, a fair value of $492 as of September 30, 1999 and an expiration date of June 1, 2004.

     Lease expense - The Company has entered into operating leases which have fixed terms and are subject to renewal at the option of the Company. The Company has an option to purchase all but four of these facilities prior to or at the end of the respective lease terms. Four of the facilities leases require the payment of additional rent of 10% of the excess of each year's revenue compared to 1998.

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

4.1 Form of certificate representing Common Stock of Brookdale Living Communities, Inc., as filed with the Securities and Exchange Commission on March 17, 1997 as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference

10.1 Building Loan Agreement, dated as of August 24, 1999, by and among AH Battery Park Owner, LLC, Key Corporate Capital Inc., Fleet National Bank and European American Bank

10.2 Soft Cost Loan Agreement, dated as of August 24, 1999, by and among AH Battery Park Owner, LLC, Key Corporate Capital Inc., Fleet National Bank and European American Bank

10.3 Payment Guaranty, dated as of August 24, 1999, issued by Brookdale Living Communities, Inc. in favor of Key Corporate Capital Inc.

10.4 Completion Guaranty, dated as of August 24, 1999, issued by Brookdale Living Communities, Inc. for the benefit of Key Corporate Capital Inc.

10.5 Indemnity Agreement, dated as of August 24, 1999, issued by Brookdale Living Communities, Inc. in favor of AH Battery Park Owner, LLC

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.6 Property Option Agreement, dated as of August 24, 1999, by and between AH Battery Park Owner, LLC and Brookdale Living Communities of New York-BPC, Inc.

10.7 Equity Option Agreement, dated as of August 24, 1999, by and among AH Battery Park Member, LLC, AH Battery Park Owner, LLC and Brookdale Living Communities of New York-BPC, Inc.

10.8 Amended and Restated Development Agreement, dated as of August 24, 1999, by and between AH Battery Park Owner, LLC and Brookdale Living Communities of New York - BPC, Inc.

10.9 Management Agreement, dated as of August 24, 1999, by and between AH Battery Park Owner, LLC and Brookdale Living Communities of New York-BPC, Inc.

12 Statements Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

27       Financial Data Schedule

(b) REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed during the period covered by this quarterly report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BROOKDALE LIVING COMMUNITIES, INC.
                                   ----------------------------------
                                   Registrant


Date:  November 15, 1999           /s/ Mark J. Schulte
       -----------------           -------------------------------------------
                                   Mark J. Schulte
                                   President and
                                   Chief Executive Officer


Date:  November 15, 1999            /s/ Darryl W. Copeland, Jr.
       -----------------            ------------------------------------------
                                    Darryl W. Copeland, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer