Form 10-K
period 1999-12-31
BROOKDALE LIVING COMMUNITIES INC
filed 2000-03-30
CIK 1023010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended  December 31, 1999
                           ----------------------------------------------------

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


               330 North Wabash, Suite 1400, Chicago, IL 60611
         (formerly 77 West Wacker Drive, Suite 4400, Chicago, IL 60601)
              (Address of principal executive offices and zip code)

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

As of March 13, 2000, there were 11,574,749 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's shares held on such date by non-affiliates of the Registrant, based on the closing price ($12.875 per share) of the Registrant's common stock on the Nasdaq National
Market  on  such  date,  was   $149,024,893.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000.



                       BROOKDALE LIVING COMMUNITIES, INC.

                                    Form 10-K

                                December 31, 1999

                                TABLE OF CONTENTS
                                -----------------

Part I                                                                                                        Page
------                                                                                                        ----

Item 1.    Business..............................................................................................1
Item 2.    Properties............................................................................................9
Item 3.    Legal Proceedings....................................................................................10
Item 4.    Submission of Matters to a Vote of Security Holders..................................................10

Part II
-------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................................10
Item 6.    Selected Financial Data..............................................................................11
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................................12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................................16
Item 8.    Financial Statements and Supplementary Data..........................................................18
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..............................................................................36

Part III
--------

Item 10.   Directors and Executive Officers of the Registrant...................................................37
Item 11.   Executive Compensation...............................................................................37
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................................37
Item 13.   Certain Relationships and Related Transactions.......................................................37

Part IV
-------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................37

Signatures......................................................................................................41



                                     PART I


ITEM 1.        BUSINESS (dollars in thousands, except operating data)

The Company

     Brookdale Living Communities, Inc. and its subsidiaries (collectively, the "Company" or "Brookdale") provide senior independent and assisted living services to the elderly through their facilities located in urban and suburban areas of major metropolitan markets. As of December 31, 1999, the Company operated 23 senior independent and assisted living facilities in 14 states containing a total of 5,094 units which, as of December 31, 1999, were 95% occupied (excluding the recently leased Berkshire of Castleton and Benchmark of Hoffman Estates and third party developments). The Company owns 4 of such facilities, leases 15 facilities and manages 4 facilities pursuant to management contracts. With facilities that contain an average of approximately 219 units, the Company believes it is able to achieve economies of scale within its facilities and provide senior independent and assisted living services in a more cost-effective manner. The Company plans to commence development of 3 to 4 new facilities per year containing approximately 220 units each and plans to pursue the acquisition in leasing of portfolios consisting of 2 or more facilities, although the Company may acquire or lease individual facilities.

     Brookdale's facilities are designed for middle to upper income residents who desire an upscale residential environment providing the highest level of quality, care and value. The Company's objective is to allow its residents to age-in-place by providing them with a continuum of senior independent and assisted living services. The residents in a Brookdale facility have the ability to maintain their residency in such facility for an extended period of time due to the range of service options available to such residents as their needs change. An individual can move into a Brookdale facility while the individual is able to live independently, requiring little or no assistance with the activities of daily living. As the resident ages and requires more assistance with the activities of daily living, the resident is able to receive an enhanced level of services at the Brookdale facility and does not have to move to another facility to receive such level of services. The ability to allow residents to age-in-place is beneficial to Brookdale's residents as well as their families who are burdened with care option decisions for their elderly relatives. In addition to studio, one-bedroom and two-bedroom units, the Company provides all residents with basic services, such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation and recreational activities. For residents who require additional supplemental care services, the Company provides assistance with activities of daily living. As of December 31, 1999, the average age of Brookdale's residents was approximately 83 years old, and many of these residents require some level of assistance with their activities of daily living. The Company intends to bring "in-house" as many of these services as practicable and has established a program providing various levels and combinations of these services called "Personally Yours"SM. The levels of care provided by the Company to residents vary from facility to facility depending upon the licensing requirements of the state in which the facility is located.

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

     At the completion of the Company's initial public offering of its common stock on May 7, 1997 (the "IPO"), the shares of the Company owned by such affiliate were repurchased by the Company at a nominal price in accordance with a subscription agreement between the Company and such affiliate. In connection with the completion of the IPO, PGI and senior management of the Company contributed their interests in the senior independent and assisted living division of PGI to the Company in exchange for 2,000 shares of the Company's common stock. PGI also purchased 2,500 shares of the 4,500 shares of the Company's common stock sold in the IPO. Since the IPO, the Company has managed, and continues to manage, The Island on Lake Travis facility, which continues to be owned by PGI. The Company's principal executive offices are located at 330 North Wabash, Suite 1400, Chicago, Illinois 60611 (formerly at 77 West Wacker Drive, Suite 4400, Chicago, Illinois 60601), and its telephone number is (312) 977-3700.

Cautionary Statements

     This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements.
Readers of this report are cautioned that, any forward-looking statements, including those regarding the intent, belief, or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures within the industry and/or the markets in which the Company operates,
(iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. Except as required by law, the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

The Senior Independent and Assisted Living Industry

     The senior independent and assisted living industry is a rapidly growing component of the non-acute health care system for the elderly. The senior independent and assisted living industry serves the needs of the elderly who benefit from living in a supportive environment and may require or prefer occasional assistance with the activities of daily living, and who no longer desire to, or cannot, live alone. It is estimated that 35% of the people over age 85 require assistance with more than one activity of daily living, such as bathing, eating, personal hygiene, grooming and dressing.

     The rapid growth of the senior independent and assisted living industry is supported by several significant trends, including the following:

     Favorable Demographics. The primary consumers of senior independent and assisted living services are persons over age 65. This group represents one of the fastest growing segments of the U.S. population. According to U.S. Bureau of the Census data, the number of people in the U.S. age 65 and older increased by more than 27% from 1981 to 1994, growing from 26.2 million to 33.2 million. The segment of the population over 85 years of age, which comprises the largest percentage of residents at senior care facilities, is projected to increase by more than 33% between the years 2000 and 2010. Brookdale believes that these trends will contribute to continued strong demand for senior independent and assisted living services.

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

     Cost-Effective Alternative. The annual per resident cost for senior independent and assisted living care is significantly less than the annual per resident cost for skilled nursing care. The Company believes that the cost of senior independent and assisted living care (which includes housing and meal preparation) compares favorably with home health care when the costs associated with housing and meal preparation are added to the costs of home health care. Pricing pressure is also forcing skilled nursing facilities to shift their focus toward providing more intense levels of care which enables them to charge higher fees, thus adding to the shortage of facilities providing less intensive care. The rapid growth of the elderly population coupled with continuing constraints on the supply and availability of long-term care beds is leading to a continued shortage of long-term care beds for the elderly.

     Increasing Awareness of Benefits of Congregate Living. The Company believes that consumers and their adult children are becoming increasingly aware of the benefits of living in senior independent or congregate living facilities which provide assisted living services. For the potential resident who may not necessarily require assistance with activities of daily living, senior independent living facilities can provide significant benefits to improve quality of life. By receiving proper nutrition and the enhanced physical, mental, and social stimulation, which are provided in a senior independent or congregate living facility, residents may realize an improved quality of living. In facilities, such as the Company's facilities, which also provide assistance with activities of daily living, residents and their adult children can take comfort in knowing that such residents can age-in-place in a more secure and structured environment than typically available in the home.

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

Business and Growth Strategy

     The Company's business and growth strategy is based on the following key elements:

     Purchase and Lease Existing Senior Independent and Assisted Living Facilities. The Company believes that significant opportunities exist to take advantage of the fragmented senior independent and assisted living industry by selectively purchasing or leasing existing facilities. The Company's acquisition and leasing strategy has focused, and will continue to focus, primarily on facilities that are designed or can be repositioned by the Company, by improving or enhancing available services and amenities, for middle to upper-income private pay residents. Facilities which the Company expects to purchase or lease will primarily consist of large facilities, similar to the Company's current facilities that contain an average of approximately 219 units, located in urban and suburban areas of major metropolitan markets. See "--Acquisitions, Leases and Development."

     Develop the Brookdale Prototype Facility in Targeted Markets. The Company intends to continue to leverage its development expertise and construct its prototype facility on selected sites located in urban and suburban areas of major metropolitan markets. The Company's prototype facility, which is flexible and can be adapted to the specific requirements of individual markets and site requirements, contains 220 units, but can be constructed to accommodate between 150 and 250 units. The prototype offers a mix of studio, one-bedroom and two-bedroom units and common areas providing premium amenities. The Company intends to begin development of at least 3 to 4 facilities on behalf of third parties in each of the next 5 years and anticipates that each development will require approximately 20 to 24 months to complete. See "--Acquisitions, Leases and Development."

     Provide Access to a Full Continuum of Senior Independent and Assisted Living Services. The Company's strategy is to provide access to a full continuum of senior independent and assisted living services that allows its residents to age-in-place. These services are provided either by the Company or by outside agencies. It is the Company's strategy to increase the availability of additional services and to capture the incremental revenue generated by providing these services through Company employees. In addition, one of Brookdale's goals is to establish hospital or health care network affiliations for each of its facilities. Hospital and health care network affiliations provide for on-site physician and nursing services and facilitate the provision of health care services and wellness programs to the Company's residents. In addition, the Company is presently developing an 82-bed skilled nursing facility on the campus of The Devonshire facility located in Lisle, Illinois. The Company does not currently intend to pursue the development of additional skilled nursing facilities at its other facilities. See "--Company Operations-- Hospital and Health Care Network Affiliations."

     Utilize Sophisticated Marketing Programs to Maintain High Occupancy Rates. The Company utilizes sophisticated marketing programs to achieve high occupancy rates. As of December 31, 1999, the Company's facilities, exclusive of the recently leased Berkshire of Castleton and Benchmark of Hoffman Estates, and The Willows, a 54-unit assisted living facility developed by the Company, were 95% occupied. The Company believes that its marketing programs will improve the occupancy rates of facilities that the Company purchases or leases in the future. The Company's marketing programs are designed to create community awareness of the Company, its facilities and its services, and to cultivate relationships with referral sources such as health care providers, physicians, clergy, area agencies for the elderly, home health agencies and social workers. In addition, hospital affiliations have been successfully implemented by the Company at certain of its facilities, which provide referrals of prospective residents. The Company believes that the success of its marketing programs is demonstrated not only by its high occupancy rates, but also by the Company's ability to maintain waiting lists at its facilities for prospective residents who pay a deposit in order to be included on such lists. See "--Company Operations--Marketing and Sales."

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

     Expand Facilities Where Economically Advantageous. The Company has found that certain of its facilities with stabilized occupancies benefit from additions and expansions offering increased capacity, as well as additional levels of service for residents requiring higher levels of care. Furthermore, the expansion of existing facilities allows the Company to enhance its economies of scale by increasing the revenue base at a facility while leveraging such facility's existing infrastructure such as the laundry equipment and the kitchen. In addition to the 82-bed skilled nursing facility under construction on the campus of The Devonshire facility, on July 1, 1999 the Company opened The Willows, a 54-unit assisted living facility adjacent to its Hawthorn Lakes facility located in Vernon Hills, Illinois.

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

   Basic Care Program

     The basic care package, which is received by all residents, includes meal service, housekeeping services within the resident's unit, social and recreational activities, scheduled transportation to medical centers and shopping, security, emergency call response, access to on-site medical education and wellness programs.

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

     Depending on the particular facility and as dictated by state licensing requirements, the Company also provides assistance with activities of daily living such as dressing and bathing and medication administration or reminders. The Company plans to expand its supplemental service offerings, to the extent permitted by state licensing authorities, in order to capture incremental revenue and enable its residents to remain in its facilities longer. In addition, where practicable, the Company intends to obtain licensing to provide home health services to residents. At present, many residents receive supplemental health care services from outside third parties. The Company's ability to provide certain services depends on the licensing requirements of particular states. However, the Company's general strategy is to provide assistance with activities of daily living, subject to state licensing limitations.

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

   Quality Assurance

     The Company maintains quality assurance programs at each of its facilities through its corporate headquarter's staff. The Company's quality assurance program is designed to achieve a high degree of resident and family member satisfaction with the care and services provided by the Company. The Company's quality control measures include, among other things, facility inspections conducted by corporate staff on at least a monthly basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations.

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

   Hospital and Health Care Network Affiliations

     Another key element in the Company's operating strategy is to establish affiliations between the Company's facilities and hospitals and health care networks. Hospital and health care network affiliations provide for on-site physician and nursing services, facilitate the provision of health care services and wellness programs to the Company's residents and provide the Company with a referral source. Such affiliations exist at various Brookdale facilities. As examples, The Hallmark (located in Chicago, Illinois) and The Heritage (located in Des Plaines, Illinois) facilities are affiliated with Saint Joseph Health Centers and Hospital and Holy Family Hospital, respectively, pursuant to agreements with the respective hospitals. The agreements establishing the affiliations typically grant the hospital or health care network the right to lease space at a Brookdale facility and provide that the hospital or health care network will maintain centers in the facility to make services available to facility residents. The hospital or health care network pays rent for its leased space and is compensated for making the services they render available at the facility. The annual amounts the hospital or health care network pay to the Company approximates the annual amounts the Company pays to such hospital or health care network. The Company intends to establish affiliations with hospitals and health care networks if the Company believes such affiliations would be beneficial to the residents of the facility and if the facility can accommodate such affiliations.

Acquisitions, Leases and Development

     The Company evaluates markets for acquisition, lease and development opportunities based on demographics and market studies. The Company's acquisition, lease and development strategy focuses on the urban and suburban areas of major metropolitan markets.

   Acquisitions and Leases

     The Company currently plans to pursue the acquisition in leasing of portfolios consisting of 2 or more facilities, although the Company may acquire or lease individual facilities. In some cases, the purchase contract for a facility may be assigned to a third party which would acquire the facility and in turn enter into an operating lease with a wholly-owned subsidiary of the Company, with the subsidiary obtaining substantially all of the benefits and risks of ownership. The Company utilizes an operating lease structure for its acquisitions in order to minimize its overall cost of capital. The Company may acquire facilities as a means of entry into new markets and may also attempt to increase its market share in existing markets through selected acquisitions based on its experience in and knowledge of existing markets. Acquisitions are expected to consist primarily of large facilities that are similar to the Company's current facilities, which average approximately 219 units per facility. In reviewing acquisition opportunities, the Company considers, among other things, underlying demographics, facility location within its neighborhood or community, the current reputation of the facility in the marketplace and the ability of the Company to improve or enhance a facility's available services and amenities. Further, the Company evaluates the opportunity to improve or enhance services and operating results through the implementation of the Company's standard operating procedures.

   Development

     It is the Company's development strategy to commence the development and construction of 3 to 4 facilities per year on behalf of third party owners. The Company's flexible prototype facility contains approximately 220 units, but can be constructed to accommodate between 150 to 250 units. The size of a particular facility will depend on site size, zoning and underlying market characteristics. The Company's 220-unit prototype contains approximately 220 square feet in a four-story building and contains a mix of studio, one-bedroom and two-bedroom units. In addition to the living units, the Company's prototype contains common areas for residents, including a living room, library, lounges, billiards room, multi-purpose room, arts and crafts room, exercise room, convenience store, beauty/barber shop, mail room, common dining room and private dining room. The Company anticipates that new developments will require 8 to 10 months for pre-construction development, 12 to 14 months for construction and approximately 12 to 18 months after opening to achieve stabilized occupancy. The total construction costs for the 220-unit prototype, including construction period financing costs and operating deficits during the lease-up period, are estimated to be approximately $35,000, or approximately $159 per unit.

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

     The table set forth below  summarizes  certain  information  related to the
Company's   operating   lease   transactions,   developments   and  third  party
developments during 1999:


                                                   Operating Leases/Developments
                                                   -----------------------------


         Property                       Location                       Units        Date Leased/Opened
         --------                       --------                       -----        ------------------

         River Bay Club                 Quincy, MA                      284         January 19, 1999
         The Willows                    Vernon Hills, IL                 54         July 1, 1999
         Berkshire of Castleton         Indianapolis, IN                143         September 14, 1999
         Benchmark of Hoffman Estates   Hoffman Estates, IL             287         December 22, 1999
                                                                        ---
                                            Total Units                 768
                                                                        ===

                                                     Third Party Developments
                                                     ------------------------

                                                                                    Opened/Projected
         Development                    Location                       Units        Completion Date
         -----------                    --------                       -----        ---------------


         The Heritage at Gaines Ranch   Austin, TX                      208         August, 1999
         The Heritage, Southfield       Southfield, MI                  218         August, 1999
         The Meadows of Glen Ellyn      Glen Ellyn, IL                  234         March, 2000
         The Heritage at Raleigh        Raleigh, NC                     218         September, 2000
         The Hallmark at Battery Park   New York, NY                    217         September, 2000
         The Heritage at Mt. Lebanon    Pittsburgh, PA                  219         February, 2001
                                                                        ---
                                            Total Units               1,314
                                                                      =====


Competition

     The senior independent and assisted living industry is highly competitive, and the Company expects that it will become more competitive in the future. The Company will continue to face competition from numerous local, regional and national providers of senior independent and assisted living services. The Company competes with such providers primarily on the basis of cost, quality of care and the array of services provided. The Company competes with companies providing home based health care based on those factors as well as the reputation, geographic location and physical appearance of facilities and family preferences. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations or have, or may obtain, greater financial resources than those of the Company.

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

     Although the Company currently does not participate in the Medicare or Medicaid programs, the hospitals and other health care providers with which it has affiliations do participate in those programs, and the Company may participate in the Medicare program at the skilled nursing facility to be constructed at The Devonshire facility. As of December 31, 1999, the Company is paid for services it provides to

10 residents in the state of Washington by the Department of Social and Health Services. Some portion of such funds are derived by such agency from the federal Medicaid program. Also, all of the Company's residents are eligible for Medicare benefits. Therefore, certain aspects of the Company's business are and will be subject to federal and state laws and regulations which govern financial and other arrangements between and among health care providers, suppliers and vendors. These laws prohibit certain direct and indirect payments and fee-splitting arrangements designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider or other entity or person for medical products and services. These laws include, but are not limited to, the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Office of the Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret these statutes liberally and enforce them aggressively. Congress and state legislatures have proposed legislation that would significantly expand the government's involvement in curtailing fraud and abuse and increase the monetary penalties for violation of these provisions. Violation of these laws can result in, among other things, loss of licensing, civil and criminal penalties for individuals and entities and exclusion of health care providers or suppliers from participation in the Medicare and/or Medicaid programs.

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

     The Company has no knowledge, nor has the Company been notified by any governmental authority, of any material noncompliance, liability or claim relating to hazardous substances in connection with any properties in which the Company now has or heretofore had an interest. However, the Company can give no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of its facilities will not be affected by the condition of the properties in the vicinity of its facilities (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

Employees

     As of December 31, 1999, the Company had approximately 2,200 employees, of which 103 were employed at the Company's headquarters. The Company believes employee relations are good.

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

Executive Officers

     The following table sets forth certain information concerning each of the Company's executive officers:


Name                           Age     Position with the Company
----                           ---     -------------------------

Michael W. Reschke             44      Chairman of the Board, Director
Mark J. Schulte                46      President and Chief Executive Officer, Director
Robert J. Rudnik               45      Executive Vice President, General Counsel and Secretary, Director
R. Stanley Young               47      Executive Vice President, Chief Financial Officer and Treasurer
David J. Schaus                44      Senior Vice President - Sales and Marketing
Stephan T. Beck                44      Senior Vice President - Operations
Matthew F. Whitlock            35      Vice President - Acquisitions
Sheryl A. Wolf                 37      Vice President - Controller
John H. Mertz, Jr.             41      Vice President - Project Finance
Katherine P. Erickson          39      Vice President - Marketing Services


     Michael W. Reschke has served as Chairman of the Board and as a Director of the Company since May 1997. Mr. Reschke founded PGI in 1981 and, since that time, has served as PGI's Chairman, Chief Executive Officer and President. For the last 19 years, Mr. Reschke has directed and managed the development, finance, construction, leasing, marketing, acquisition, renovation and property management activities of PGI. Mr. Reschke is also Chairman of the Board and a Director of Prime Retail, Inc. (NYSE:PRT), a publicly traded real estate investment trust involved in the ownership, acquisition, development and management of factory outlet centers and the successor in interest to the former retail division of PGI, and is Chairman of the Board and a Director of Prime Group Realty Trust (NYSE:PGE), a publicly traded real estate investment trust involved in the ownership, acquisition, development and management of office and industrial buildings and the successor in interest to the former office and industrial divisions of PGI. Mr. Reschke is also a member of the Board of Directors of Horizon Group Properties, Inc. (NASDAQ:HPGI), a publicly traded real estate investment trust involved in the ownership, acquisition, redevelopment and management of factory outlet centers. Mr. Reschke is licensed to practice law in the State of Illinois and is a certified public accountant. Mr. Reschke is a member of the Chairman's Roundtable and the Executive Committee of the National Realty Committee, as well as a full member of the Urban Land Institute. Mr. Reschke also serves on the Board of Visitors of the University of Illinois Law School.

     Mark J. Schulte has served as President and Chief Executive Officer and as a Director of the Company since May 1997. From January 1991 to May 1997, Mr. Schulte was employed by PGI in its Senior Housing Division, most recently serving as Executive Vice President, with primary responsibility for overseeing all aspects of PGI's Senior Housing Division. Prior to joining PGI, Mr. Schulte had 13 years of experience in the development and operation of multi-family housing, senior housing, senior independent and assisted living and health care facilities. Mr. Schulte is licensed to practice law in the State of New York. Mr. Schulte serves on the Executive Committee of the American Seniors Housing Association.

     Robert J. Rudnik has served as Executive Vice President, General Counsel and Secretary of the Company since July 1997 and as a Director of the Company since December 1999. Mr. Rudnik also serves as Executive Vice President, General Counsel and Secretary of PGI. Mr. Rudnik has served in such capacity for PGI since 1984. Mr. Rudnik is licensed to practice law in the State of Illinois and is a member of the bar in the State of Florida.

     R. Stanley Young has served as Executive Vice President, Chief Financial Officer and Treasurer since December 1999. From August 1998 to December 1999, Mr. Young was Senior Vice President-Finance and Treasurer of the Company. From 1977 to 1998, Mr. Young was with KPMG LLP, and was admitted to the partnership in 1987. Mr. Young is a certified public accountant.

     David J. Schaus has served as Senior Vice President - Sales and Marketing of the Company since March 2000. From August, 1998 to March, 2000, Mr. Schaus served as Senior Vice President - Human Services of the Company. From January 1997 to August 1998, Mr. Schaus was a principal in the firm of Workplace Dynamics, Inc., a human resources consulting firm, and from August 1989 to January 1997, Mr. Schaus served as Senior Vice President and Managing Director of Dain Rauscher, a financial services broker-dealer. Prior to joining Brookdale, Mr. Schaus had over 20 years of management experience.

     Stephan T. Beck has served as Senior Vice President - Operations of the Company since May 1999 and Vice President - Operations from May 1997 to May 1999. From January 1993 to May 1997, Mr. Beck was employed by PGI, most recently serving as Corporate Director of Operations of its Senior Housing Division. Prior to joining PGI, Mr. Beck was employed by Classic Residence by Hyatt as Executive Director of the Hallmark facility, which was then managed by Classic Residence by Hyatt, from August 1990 to December 1992.

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

     Sheryl A. Wolf has served as Vice President-Controller of the Company since May 1999 and Controller from May 1997 to May 1999. From September 1991 to May 1997, Ms. Wolf was employed by PGI, most recently serving as Corporate Director of Finance of its Senior Housing Division.

     John H. Mertz, Jr. has served as Vice President - Project Finance since April 1999. From 1985 to 1995, and again from 1998 to March 1999, Mr. Mertz served as Vice President in the Commercial Real Estate Services Group of Bank of America (formerly Continental Bank). From 1995 to 1998, Mr. Mertz was an independent futures trader at the Chicago Board of Trade.

     Katherine P. Erickson has served as Vice President - Marketing Services of the Company since March 1999. From 1995 to March 1999, Ms. Erickson was employed by Alterra Healthcare Corporation as their Corporate Director of Marketing and was later promoted to Vice President of Marketing. From 1988 to 1995, Ms. Erickson was employed by PGI first working as a marketing counselor in its Senior Housing division and later was promoted to Vice President of Marketing.

ITEM 2.        PROPERTIES (dollars in thousands, except operating data)

Facilities

     The following table sets forth certain information regarding the Company's facilities:


                                                                           Year             Occupancy Rate at      Ownership
Facility                                       Location            Units  Opened           December 31, (1)       Status(2)(3)
--------                                       --------            -----  ------   -----------------------------  ------------
                                                                                     1999      1998       1997
                                                                                     ----      ----       ----

The Hallmark............................    Chicago, IL             341     1990     100%       99%       100%     Leased
The Devonshire (4)......................    Lisle, IL               321     1990     100%      100%       100%     Owned
The Classic at West Palm Beach..........    West Palm Beach, FL     301     1990      92%       95%        92%     Leased
The Heritage............................    Des Plaines, IL         255     1993      97%       98%       100%     Owned
Park Place..............................    Spokane, WA             208     1992      94%       95%        88%     Leased
Edina Park Plaza........................    Edina, MN               209     1987      99%       94%        96%     Owned
The Island on Lake Travis...............    Lago Vista, TX          207     1988      98%       90%        91%     Managed
Hawthorn Lakes (5)......................    Vernon Hills, IL        202     1987      94%       98%       100%     Owned
The Springs of East Mesa................    Mesa, AZ                185     1986      96%       95%       100%     Leased
The Gables at Farmington................    Farmington, CT          172     1984      80%       94%        99%     Leased
The Kenwood.............................    Minneapolis, MN         154     1987     100%      100%       100%     Managed
Brendenwood.............................    Voorhees, NJ            143     1987     100%       92%        88%     Leased
The Gables at Brighton..................    Rochester, NY           103     1988      81%       78%        95%     Leased
                                                                   ----
      Total Units as of December 31, 1997                         2,801
                                                                  =====

Kenwood of Lake View
   (formerly Harbor Village) (6)........    Chicago, IL             274     1954      87%       82%       N/A      Leased
The Atrium..............................    San Jose, CA            292     1987     100%      100%       N/A      Leased
Chatfield...............................    West Hartford, CT       119     1989      88%       91%       N/A      Leased
Ponce de Leon...........................    Santa Fe, NM            144     1985      95%       97%       N/A      Leased
Woodside Terrace........................    Redwood City, CA        270     1988      97%       96%       N/A      Leased
                                                                   ----
      Total Units as of December 31, 1998                         3,900
                                                                  =====

The Willows (5).........................    Vernon Hills, IL         54     1999      41%       N/A       N/A      Owned
River Bay Club..........................    Quincy, MA              284     1986      86%       N/A       N/A      Leased
Berkshire of Castleton..................    Indianapolis, IN        143     1986      85%       N/A       N/A      Leased
Benchmark of Hoffman Estates............    Hoffman Estates, IL     287     1987      92%       N/A       N/A      Leased
The Heritage at Gaines Ranch (7)........    Austin, TX              208     1999      N/A       N/A       N/A      Managed
The Heritage, Southfield (7)............    Southfield, MI          218     1999      N/A       N/A       N/A      Managed
                                                                   ----
      Total Units as of December 31, 1999                         5,094
                                                                  =====


(1)  Occupancy  rate is calculated  by dividing  total  occupied  units by total units operated as of such date.
(2)  All facilities indicated as "Owned" are 100% owned by Brookdale.
(3)  The  operating  lease  terms vary from 1 to 5 years  (with 5 to 11 one-year extension options) to 23 years (with two 25-year extension options).
(4)  Total units exclude the 82-bed skilled nursing facility under  construction at The Devonshire facility.
(5)  The Willows is a 54-unit  assisted  living  expansion at the Hawthorn Lakes facility which opened in July 1999.
(6)  This  facility was operated as an apartment  building  until 1991, at which
     point  the  prior  owner  purchased,   substantially  renovated  and  began
     operating it as a senior independent and assisted living facility.
(7)  These  facilities  were developed by the Company for third party owners and first opened for occupancy in August, 1999.


     The following table sets forth certain information regarding facilities under development by the Company for third parties:

                                         Estimated                                Opened/
         Location                          Units             Status          Opening Expected
         --------                        ---------           ------          ----------------

         Glen Ellyn, IL                      234       Under Construction     March, 2000
         Raleigh, NC                         218       Under Construction     September, 2000
         New York (Battery Park City), NY    217       Under Construction     September, 2000
         Pittsburgh, PA                      219       Under Construction     February, 2001
         Huntley, IL                         274         In Development       December, 2001
         Columbus, OH                        210         In Development       December, 2001
         Houston, TX                         220         In Development       December, 2001
         Creve Coeur (St. Louis), MO         220         In Development       December, 2001
                                           -----
             Total estimated units         1,812
                                           =====


Corporate Office Lease

     On September 25, 1997, the Company entered into a 5-year lease (the "Office Lease"), which commenced October 1, 1997, for its corporate office with 77 West Wacker Limited Partnership (the "Landlord"), a partnership controlled by Prime Group Realty Trust, the successor-in-interest to PGI's office and industrial divisions. On March 17, 1998, the Company and the Landlord amended the Office Lease, pursuant to which the Company and the Landlord agreed (i) to relocate the Company's corporate office from the 48th floor to the 44th floor effective April 24, 1998, (ii) to increase the space leased by the Company to approximately 22,600 square feet and (iii) to extend the term of the Office Lease until April 30, 2005. The base rent under the amended Office Lease was $18.50 per square foot, escalating $0.75 per square foot on each May 1 of the term commencing May 1, 1999. In consideration for the signing of the Office Lease and the amendment, the Company received $404 and $452, respectively, of cash payments from the Landlord for tenant improvements which are amortized over the term of the Office Lease.

     On September 30, 1999, the Office Lease was amended, and the Office Lease was terminated effective February 29, 2000. Also on September 30, 1999, the Company entered into a ten year operating lease for approximately 30,000 square feet of new corporate office space in a building owned by a partnership controlled by Prime Group Realty Trust. The operating lease provides for the payment of approximately $2,100 to the Company to pay certain tenant improvement costs and requires the payment of base rent at $16.50 per square foot, escalating $0.75 per square foot on each March 1 of the term commencing March 1, 2000, plus operating expenses (as defined in the operating lease).

     As of March 1, 2000, the Company's corporate office is located at 330 North Wabash, Suite 1400, Chicago, Illinois 60611 (and was formerly located at 77 West Wacker Drive, Suite 4400, Chicago, Illinois 60601).

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.


                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

Price Range of Common Stock

     The Company's common stock is listed and traded on the Nasdaq National Market ("Nasdaq") under the symbol "BLCI." The following table sets forth the high and low closing prices for the common stock, as reported by Nasdaq, for the periods indicated:

                                                              1999                      1998
                                                              ----                      ----
                                                         High      Low             High       Low
                                                         ----      ---             ----       ---
             First Quarter.....................         $21.00    $14.63          $25.25    $16.50
             Second Quarter ...................          17.38     13.75           29.25     22.63
             Third Quarter.....................          14.50     12.25           25.63     17.44
             Fourth Quarter....................          14.13     11.38           21.59     13.25

     As of March 13, 2000, the closing price for the common stock, as reported by Nasdaq was $12.875 per share. At such date, the Company had approximately 1,260 holders of record of common stock.

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

ITEM 6.        SELECTED FINANCIAL DATA.

     The following table presents selected financial and operating data for the Company. The selected financial data as of December 31, 1999 and 1998 and for the years then ended December 31, 1999, 1998, and the period from May 7, 1997 to December 31, 1997 and the period from January 1, 1997 to May 6, 1997 have been derived from the consolidated financial statements of the Company and the audited combined financial statements of The Heritage, The Hallmark, The Devonshire, The Gables of Brighton, and The Springs of East Mesa facilities (the "Predecessor Properties") included elsewhere in this Annual Report on Form 10-K which should be read in conjunction with those financial statements and notes thereto. The selected financial data as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995, have been derived from the consolidated financial statements of the Company, and the combined financial statements of the Predecessor Properties not included in this Annual Report on Form 10-K which should be read in conjunction with those financial statements and notes thereto. The Company initiated operations on May 7, 1997 in connection with the consummation of the IPO.


                                                  Predecessor Properties             Brookdale Living Communities, Inc.
                                              ------------------------------       ---------------------------------------
                                              Years Ended                                                     Years Ended
                                              December 31,                                                    December 31,
                                              ------------     January 1, to             May 7, to           ------------
                                            1995(1)  1996(1)   May 6, 1997(2)       December 31, 1997 (2)  1998       1999
                                            -------  -------   --------------       --------------------   ----       ----
                                                     (in thousands, except per share and operating data)


Statement of Operations Data:
   Revenues...............................  $ 21,848  $ 23,221    $ 10,473               $ 30,237        $ 77,701    $105,920
   Facility operating expenses(3).........   (13,253)  (12,805)     (6,102)               (15,892)        (39,935)    (52,923)
   Lease expense..........................         -         -      (3,042)                (6,942)        (17,876)    (25,516)
   General and administrative
    expenses(3) ..........................         -         -           -                 (2,187)         (4,878)     (5,144)
   Depreciation and amortization..........    (4,598)   (3,527)       (857)                (2,967)         (4,853)     (5,928)
   Write-off of deferred financing costs           -         -           -                      -               -        (273)
                                            --------  --------    --------               --------        --------    --------
   Income from operations.................     3,997     6,889         472                  2,249          10,159      16,136
   Interest (expense) income, net.........    (5,421)   (4,524)       (762)                (2,326)            122       1,871
                                            --------  --------    --------               --------        --------    --------
   Income (loss) before minority interest,
     (provision)/benefit for income taxes
     and extraordinary item...............    (1,424)    2,365        (290)                   (77)         10,281      18,007
   Loss (income) allocated to
     minority interest....................       802      (756)       (138)                     -               -           -
                                            --------  --------    --------               --------        --------    --------
   Income (loss) before (provision)/benefit
     for  income  taxes  and  extraordinary
     item.................................      (622)    1,609        (428)                   (77)         10,281      18,007
   (Provision)/benefit for income taxes and
     extraordinary item...................         -         -        (236)                   558          (3,627)     (6,571)
   Extraordinary  item (net of  income  tax
     benefit  of $191  and $24 for 1999 and
     1997, respectively)..................     3,274         -         -                      (36)              -        (311)
                                            --------  --------    --------               --------        --------    --------
   Net income (loss)......................  $  2,652  $  1,609    $   (664)              $    445        $  6,654    $ 11,125
                                            ========  ========    ========               ========        ========    ========
   Basic earnings per common share:
     Income from continuing operations
     before extraordinary item............         -         -         -                 $   0.07        $   0.68    $   1.00
     Extraordinary item...................         -         -         -                    (0.01)              -       (0.03)
                                            --------  --------    --------               --------        --------    --------
     Net income...........................         -         -         -                 $   0.06        $   0.68    $   0.97
                                            ========  ========    ========               ========        ========    ========
   Diluted earnings per common
     share:...............................
     Income from continuing operatings
          before extraordinary
          item............................         -         -                           $   0.07        $   0.67    $   0.92
     Extraordinary item...................         -         -         -                    (0.01)              -       (0.02)
                                            --------  --------    --------               --------        --------    --------
     Net income...........................         -         -         -                 $   0.06        $   0.67    $   0.90
                                            ========  ========    ========               ========        ========    ========
Weighted average shares
outstanding:
     Basic................................         -         -         -                    7,208           9,751      11,411
     Diluted..............................         -         -         -                    7,351           9,978      14,970
Selected Operating and Other
Data:
   Number of facilities (at end
   of period).............................         3         5        (9)                      13              18          23
   Total units operated (4)...............       916     1,204        (9)                   2,801           3,900       5,094
   Occupancy rate (4)(6)..................      98.1%     99.7%       (9)                    96.7%           94.9%       87.8%
   Average monthly revenue per
   unit (5)(6)............................  $  2,015  $  2,050        (9)                $  1,965        $  2,046    $  2,221




continued

                                                Predecessor Properties               Brookdale Living Communities, Inc.
                                            ------------------------------         ---------------------------------------
                                            Years Ended                                                      Years Ended
                                            December 31,                                                     December 31,
                                            ------------     January 1, to               May 7, to           ------------
                                          1995(1)  1996(1)   May 6, 1997(2)         December 31, 1997 (2)  1998        1999
                                          -------  -------   --------------         --------------------   ----        ----
                                                     (in thousands, except per share and operating data)

Balance Sheet Data:
   Cash and cash equivalents........     $  5,086  $  4,230    $  1,915                  $ 13,292      $    1,065     $   638
   Short-term investments...........            -         -           -                         -               -      12,505
   Cash and investments-
      restricted (7)................        1,733     1,089       2,269                     5,920           8,226       9,835
   Investment certificates -
      restricted....................            -         -           -                         -          15,951      35,637
   Letter of credit deposits (7) ...            -         -           -                    12,138          13,919           -
   Lease security deposits (8) .....            -         -           -                    18,542          55,453      92,735
   Total assets.....................      100,325    57,836      55,982                   183,169         244,633     340,205
   Total long-term debt.............       99,627    65,000      65,000                    96,167          95,880     199,065
   Total stockholders' equity and
      predecessor capital (deficit).        3,597   (25,427)    (28,685)                   57,920         101,316      96,326


(1) The historical financial and operating data for the years ended December 31, 1995 and 1996 represent combined historical financial data for the Predecessor Properties.

(2) The financial and operating data for the year ended December 31, 1997 represent combined historical financial data for the Predecessor Properties until May 6, 1997 and, thereafter, the operations of the Company.

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

(7) Cash and investments-restricted represents segregated amounts to be used for the payment of real estate taxes and other operating activities and deposits in accordance with governmental and debt agreement requirements. Letter of credit deposits represent cash collateral securing the credit enhancement issued to secure the $65,000 of tax-exempt bonds with respect to the Devonshire and Heritage facilities, which deposits were released in 1999. The Company earns interest income on both cash and investments-restricted and letter of credit deposit amounts. See Notes 3 and 7 to the Consolidated and Combined Financial Statements included elsewhere in this Annual Report on Form 10-K.

(8)  Lease  security  deposits   represents   investments   collateralizing  the
     Company's lease obligations.

(9) All Selected Operating and Other Data for 1997 is as of and for the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, except per share and operating data)

Overview

     As of December 31, 1999 and 1998, the Company operated 23 and 18 senior independent and assisted living facilities, respectively, containing a total of 5,094 units and 3,900 units, respectively. Four of such facilities are owned by the Company, 15 facilities (12 facilities at December 31, 1998) facilities are leased by the Company and 4 facilities (2 facilities at December 31, 1998, one of which is owned by PGI) are managed by the Company pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior independents to age-in-place and thereby maintain their residency for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

     The Company derives its revenue from resident fees, development fees and management fees. Resident fees typically are paid monthly by residents, their families or other responsible parties. As of both December 31, 1999 and 1998, over 99% of the Company's resident fee revenue was derived from private pay sources. Development fees are earned for developing senior independent and assisted living facilities for third parties. Management services income consists of management fees, which typically range from 3.0% to 5.0% of a managed facility's total gross revenues. All such fees are recognized as revenues when services are provided.

     The Company classifies its operating expenses into the following categories: (i) facility operating expenses, which includes labor, food, marketing and other direct facility expenses, insurance and real estate taxes;
(ii) general and  administrative  expenses,  which primarily  include  corporate headquarters and other overhead costs; (iii) lease payments; and (iv) depreciation and amortization.

Results of Operations

     During 1999, growth in resident fees and facility operating expenses resulted both from increases at facilities owned as of January 1, 1998 and from leases of new facilities and additions to existing facilities.

     For the year ended December 31, 1999, net income on a fully diluted basis was $13,487, or $0.90 per diluted share, on total revenues of $105,920 (including $0.01 and $0.02 related to the write-off of deferred financing costs for the replacement credit enhancement on the Devonshire and Heritage tax-exempt bonds and an extraordinary loss on the refinancing of the Edina Park Plaza facility, respectively). For the year ended December 31, 1998, net income on a fully diluted basis was $6,654, or $0.67 per diluted share, on total revenues of $77,701. The growth in earnings per share in 1999 is on a weighted average share base of 14,970 shares as a result of the issuance of 2,000 shares of common stock on November 18, 1998 and $100,000 of 5.5% convertible subordinated notes with a conversion price of $18.25 on May 14, 1999, partially offset by the repurchase of 1,266 shares of common stock as of December 31, 1999.

     On a "same store" basis revenues, operating expenses and operating income increased 5%, 3% and 19%, respectively, to $65,260, $54,221 and $11,039, respectively. Weighted average rental rates per unit per month increased 5.7%, to $2,328 in 1999 from $2,203 in 1998, respectively.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

     Revenue. Total revenue increased by $28,219, or 36.3%, to $105,920 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. Of this increase, $27,153 was from increased resident fees, $934 was from development fees earned from third parties, and $132 was from management fees.

     Of the increased resident fees, $3,251 (an increase of 5.2%) was from the eleven "same store" properties operated for the full year 1999 and 1998, $16,891 was from the five properties leased during 1998 and operated for the full year 1999, and $7,011 was from the three properties leased in 1999.

     Operating Expenses. Total operating expenses increased by $22,242, or 32.9%, to $89,784 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. Facility operating expenses increased $12,988, or 32.5%; general and administrative expenses increased $266, or 5.5%; lease expense increased $7,640, or 42.7%; depreciation and amortization and write-off of deferred financing costs increased $1,348, or 27.8%.

     Of the increased facility operating expenses, $796 was from the eleven "same store" properties operated for the full year 1999 and 1998, $9,092 was from the five facilities leased during 1998 and operated for the full year 1999, and $3,100 was from the three facilities leased in 1999.

     The increased lease expense was due to the five facilities leased during 1998 and operated for the full year 1999, and the three additional facilities leased in 1999.

     General and administrative expenses increased $266, or 5.5%, primarily due to increased personnel in the corporate office.

     Depreciation and amortization and write-off of deferred financing costs increased $1,348, or 27.8%, primarily due to the partial year's depreciation of The Willows facility placed in service on July 1, 1999, depreciation of improvements at the leased facilities depreciated over the shorter of their estimated useful life or applicable lease term, depreciation of additional furniture, fixtures and equipment at the Company's corporate office and $273 write-off of deferred financing costs in connection with the replacement credit enhancements on the Devonshire and Heritage facilities.

     Interest income increased $4,885, or 114.3%, for the year ended December 31, 1999, when compared to the year ended December 31, 1998, due primarily to proceeds from the issuance of $100,000 of 5.5% convertible subordinated notes due 2009, increase of restricted deposits in connection with the leased facilities and development activities, offset partially by the reduction in cash investments collateralizing the Devonshire and Heritage facilities' letters of credit which collateral was released in 1999.

     Interest expense increased $3,136, or 75.5%, for the year ended December 31, 1999 when compared to December 31, 1998 primarily due to the issuance on May 14, 1999 of $100,000 of 5.5% convertible subordinated notes due 2009, issuance of $6,000 of variable rate debt secured by The Willows facility, increased mortgage interest for The Devonshire and The Heritage facilities' variable rate tax-exempt bonds, partially offset by the reduced borrowings under the unsecured lines of credit.

     Net Income. Net income of $11,125 for the year ended December 31, 1999 increased when compared to the year ended December 31, 1998 due to improved operations for the eleven "same store" properties, a full year's operation of the five facilities leased in 1998 and the operation of the three facilities leased in 1999 partially offset by the costs associated with financing and refinancing transactions.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

     For the year ended December 31, 1997, results reflect operations of the Predecessor Properties through May 7, 1997, and all of the Company's facilities thereafter.

     Revenue. Total revenue increased by $36,991, or 90.9%, to $77,701 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. Of this increase, $31,207 was from increased resident fees, $5,655 was from development fees earned from third parties, and $129 was from management fees.

     Of the increased resident fees, $1,391 (an increase of 4.5%) was from the five "same store" properties operated for the full year 1998 and 1997, $20,040 was from the six properties purchased or leased during 1997 and operated for the full year 1998, and $9,876 was from the five properties leased in 1998.

     Operating Expenses. Total operating expenses increased by $29,553, or 77.8%, to $67,542 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. Facility operating expenses increased $18,171, or 83.5%; general and administrative expense increased $2,691, or 123.1% (there was no general and administrative expense prior to the IPO on May 7, 1997); lease expense increased $7,892, or 79.0%; depreciation and amortization increased $1,029, or 26.9%; and property management fees for the Predecessor Properties decreased $230, or 100.0% as a result of the Predecessor Properties contracting for outside management.

     Of the increased facility operating expenses, ($136) was from the five "same store" properties operated for the full year 1998 and 1997, $11,919 was from the six facilities purchased or leased during 1997 and operated for the full year 1998, and $6,388 was from the five facilities leased in 1998.

     The increased lease expense was due to the four facilities leased during 1997 and operated for the full year 1998, and the five additional facilities leased in 1998.

     General and administrative expenses increased $2,691, or 123.1%, due to a full year of operation subsequent to the formation of the Company on May 7, 1997. Increased general and administrative costs were partially offset by the $230 decrease in property management fees for the Predecessor Properties prior to the formation of the Company on May 7, 1997.

     Depreciation and amortization increased $1,029 primarily due to full year's depreciation of the Hawthorn Lakes and Edina Park Plaza facilities purchased on May 7, 1997, and depreciation of additional furniture, fixtures and equipment at the Company's corporate office.

     Interest income increased $3,513, or 461.0%, for the year ended December 31, 1998 when compared to December 31, 1997, due primarily to the increase of restricted deposits in connection with the leased facilities, cash investments collateralizing the Devonshire and Heritage facilities' letters of credit and investment certificates acquired by the Company in 1998.

     Interest expense increased $303 for the year ended December 31, 1998 when compared to December 31, 1997 primarily due to the full year of mortgage interest in 1998 for the Hawthorn Lakes and Edina Park Plaza facilities which was partially offset by the lower interest rates on The Devonshire and The Heritage facilities' variable rate tax-exempt bonds.

     Net Income. Net income of $6,654 for the year ended December 31, 1998 increased from the combined net loss of the Predecessor Properties and the Company for the year ended December 31, 1997 due to improved operations for the five "same store" properties, a full year's operation of the seven facilities purchased or leased in 1997 and the operation of five facilities leased in 1998.

Liquidity and Capital Resources

     Since the formation of the Company on May 7, 1997, the Company has financed its growth from issuance of common stock, borrowings under lines of credit, issuance of convertible subordinated notes, entering into operating leases with third parties and cash generated from the operation of the facilities.

     At December 31, 1999, the Company had cash and cash equivalents (which excludes cash and investments-restricted of $9,835, investment certificates-restricted of $35,637, and lease security deposits of $92,735) of $638, short-term investments of $12,505 and $32,065 available under its $35,000 unsecured line of credit. The decrease in cash and cash equivalents from December 31, 1998 was primarily due to the funding of lease security deposits in connection with the leasing of three facilities in 1999, costs related to development activities, improvements at owned and leased facilities, common stock repurchases, general corporate purposes and the funding of $12,505 of short-term investments, offset by the issuance of $100,000 of 5.5% convertible subordinated notes due 2009, release of the cash investments collateralizing The Devonshire and Heritage facilities' letters of credit, and cash generated from property operations.

     Net cash provided by operating activities for the year ended December 31, 1999 increased to $15,494 from $10,289 for the year ended December 31, 1998. The increase is primarily due to an additional three facilities leased in 1999, a full year's operating results for the five facilities leased during 1998 and improved operating results for the eleven facilities operated for the full year 1999 and 1998.

     Net cash used in investing activities for the year ended December 31, 1999 increased to $97,218 from $66,780 for the year ended December 31, 1998 due to increased development activity for third parties and net purchases of short-term investments from the proceeds of the $100,000 of 5.5% convertible subordinated notes which was partially offset by the decrease in cash paid for lease security deposits and acquisitions. In 1999, the Company leased three facilities (five facilities in 1998) and completed construction of the 54-unit assisted living addition (The Willows) to the Hawthorn Lakes facility.

     Net cash provided by financing activities for the year ended December 31, 1999 increased to $81,297 from $44,264 for the year ended December 31, 1998. The increase was primarily due to the proceeds from the issuance of $100,000 of 5.5% convertible subordinated notes and other debt financings and $13,919 from the release of the letter of credit deposits securing $65,000 of tax-exempt bonds as a result of the replacement credit enhancement offset by repayment of borrowings under the unsecured lines of credit and other long-term debt, purchases of treasury stock and reduction in proceeds from the issuance of common stock in 1998.

Company Indebtedness

     As of December 31, 1999 and 1998, the Company's debt was $199,065 and $95,880, respectively. The increase is primarily attributable to the issuance of $100,000 of 5.5% convertible subordinated notes, with a conversion price of $18.25, due May 2009. As of December 31, 1999 and 1998, the Company had $86,040 and $65,000, respectively, of variable rate long-term indebtedness of which $80,040 and $65,000, respectively, was in the form of variable rate tax-exempt bonds. The interest rates (exclusive of credit enhancement and other fees) on the variable rate tax-exempt bonds were 5.5% and 4.1% at December 31, 1999 and 1998, respectively (the average interest rate was 3.4%, 3.5%, and 3.7% for the years ended December 31, 1999, 1998 and 1997, respectively), and are subject to interest rate caps. The tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents.

     The Company established a new line of credit in the amount of $35,000 on August 1, 1999 and has an effective "shelf" registration statement pursuant to which the Company may issue up to $200,000 of equity or debt securities. In November 1998, the Company issued $33,000 of common stock leaving a balance of $167,000 that the Company may issue in the future. In order to achieve its growth plans, the Company will be required to obtain a substantial amount of additional financing. The Company anticipates that it may use a combination of additional equity and debt financing, lease transactions and cash generated from operations to fund its acquisition and development activities.

Acquisition and Development Activities

     The Company currently plans to commence development of 3 to 4 new facilities per year containing approximately 220 units each and focus its future acquisition/lease strategy to larger portfolio transactions. However, the Company may acquire or lease individual facilities. The Company anticipates that new developments will require 8 to 10 months for pre-construction development, 12 to 14 months for construction and approximately 12 to 18 months after opening to achieve a stabilized occupancy rate of approximately 95%. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $35,000, or approximately $159 per unit. At March 13, 2000, the Company had 8 sites under development for third parties for senior independent and assisted living facilities, 4 of which were under construction. The Company's estimated capital expenditures related to sites under development aggregate to approximately $14,000 to $17,000. Capital expenditures related to the Company's existing facilities, including the 82-unit expansion at the
Devonshire facility currently under construction, are estimated to be approximately $5,000 to $7,000 in 2000.

     In 1998, the Company established a $100,000 credit facility with The Capital Company of America LLC (successor-in-interest to Nomura Asset Capital Corporation) ("Lender") pursuant to which the Lender agrees to provide financing of up to an aggregate of $100,000 for projects, developed by the Company for third parties. In 1998, an aggregate $51,000 of the credit facility was committed to the Austin, Texas and Southfield, Michigan development projects which opened August 1999. During 2000, the Company and the Lender commenced discussions to amend the credit facility and the loans made thereunder. In general, the amendment would provide for the funding of the Pittsburgh, Pennsylvania development project being developed for a third party, no further obligation of the Lender to fund under the $100,000 commitment, elimination of the Lender's obligation to fund the permanent loans under the credit facility and elimination of the Company's loan resizing obligation on the Austin, Texas and Southfield, Michigan loans. There can be no assurance that the Company will be able to execute the amendment or obtain the financing necessary for its acquisition and development programs.

     The Company's growth plan includes the acquisition or lease of existing independent and assisted living facilities. The success of the Company's acquisitions will be determined by numerous factors, including the Company's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, lease terms and conditions, the financial performance of the facilities after acquisition and the ability of the Company to integrate and operate acquired facilities effectively. Any failure to do so may have a material adverse effect on the Company's business, financial condition, revenues and earnings.

     The Company's development programs are dependent on a variety of factors, including the ability to identify and purchase suitable development sites, the ability to obtain suitable third-party financing, the ability to locate suitable contractors to construct the facilities, the ability to obtain required zoning and permits, and the ability to complete and lease-up the facilities on schedule and within budget.

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

Competition

     The long-term care industry is highly competitive and the independent and assisted living segment is becoming increasingly competitive. The Company competes with many other providers of long-term care alternatives, such as not-for-profits, home health care agencies, facility-based service programs, retirement communities, convalescent centers and other independent and assisted living providers. In pursuing the Company's development and operations strategies, the Company has experienced and expects to continue to experience increased competition in its efforts to develop and acquire and lease independent and assisted living facilities. Consequently, the Company can give no assurance that it will not encounter increased competition that could limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

Impact of Inflation

     Resident fees from senior independent and assisted living facilities owned or leased by the Company and management fees from facilities managed by the Company for third parties are its primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior independent and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's resident agreements allow for adjustments in the monthly fees payable thereunder not less frequently than every 12 or 13 months, thereby enabling the Company to seek increases in monthly fees due to inflation or other factors. Any such increase would be subject to market and competitive conditions and could result in a decrease in occupancy at the Company's facilities. The Company believes, however, that the ability of the Company to periodically adjust the monthly fee generally serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. At December 31, 1999, approximately $86,040 in principal amount of the Company's indebtedness bore interest at tax-exempt floating rates. The Company's exposure to rising interest rates is mitigated by using interest rate caps on $80,040 of its floating rate debt. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

Year 2000

     The Company implemented a program to assess, remediate and mitigate the potential impact of the Year 2000 Issue throughout the Company. The Company's program was structured to address its internal computer systems and applications, network services operations, facilities operations and third-party vendors and suppliers. As a result of the planning and implementation efforts, the Company did not experience any disruption due to the Year 2000 Issue. During 2000, the Company is continuing to upgrade its accounting, human resources, property management and marketing systems to meet its internal and external needs. Through December 31, 1999, the Company had capitalized approximately $4,288 upgrading such systems. The Company will continue to monitor its computer systems and applications, network services operations, facilities operations and third-party vendors and suppliers to ensure that any Year 2000 Issues are addressed promptly.

ITEM 7A.       QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to interest rate risk primarily through its borrowing and leasing activities. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall costs. To achieve its objectives, the Company borrows and leases at fixed rates and may enter into swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument. There is inherent risk from borrowings and leasing as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company does not enter into financial instruments transactions for trading or other speculative purposes.

     Long-term debt and related contracts to limit interest rate risk at December 31, 1999 is as follows:


                                                                                                  Interest Rate Cap
                                                                                  -----------------------------------------------
                                                          Rate at                  Fixed                   Approximate Fair Value
                                            Amount     Dec. 31, 1999   Maturity    Rate     Maturity          at Dec. 31, 1999
                                            ------     -------------   -------     ----     --------       ----------------------

Fixed rate debt

     Convertible subordinated notes....... $ 100,000         5.5%        2009          -          -               $     -
     Mortgage loan........................    13,025       8.525%        2027          -          -                     -
                                           ---------
                                             113,025
                                           ---------

Variable rate debt:
     LIBOR plus 1.625%..................       6,000       7.726%        2002          -          -                     -
     Tax-exempt.........................      65,000        5.46%     2019-2025     6.35%    6/1/04                   281
     Tax-exempt.........................      15,040        5.45%        2029       6.58%   12/1/04                    74
                                           ---------       ======     =========     =====   =======               -------
                                              86,040                                                                  355
                                           ---------                                                              -------
Total...................................   $ 199,065                                                              $   355
                                           =========                                                              =======


     If interest rates on the Company's variable rate debt, including tax-exempt bonds, increased by 1 percentage point as of December 31, 1999, the annual interest expense would increase by approximately $860.

     Lease expense - The Company has entered into operating leases which have fixed terms and are subject to renewal at the option of the Company. The Company has an option to purchase the properties prior to or at the end of the lease. The lease for four of the facilities requires the payment of additional rent of 10% of the excess of each year's revenue compared to 1998.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statement

     The information required by this Item is set forth at the pages indicated below.


     Report of Independent Auditors.....................................................................................19

     Consolidated  Balance Sheets of Brookdale Living  Communities,  Inc. as of December 31, 1999
     and 1998...........................................................................................................20

     Consolidated  Statements of Operations of Brookdale Living  Communities,  Inc. for the years ended  December 31,  1999 and 1998 and for the period from May 7,  1997 through December 31,
     1997 and Combined  Statement of Operations of the  Predecessor  Properties  (predecessor  to
     Brookdale Living Communities, Inc.) for the period from January 1, 1997 through May 6, 1997........................21

     Consolidated  Statements of Stockholders'  Equity of Brookdale Living Communities,  Inc. for
     the years  ended  December 31,  1999 and 1998 and for the  period  from May 7, 1997  through
     December 31, 1997..................................................................................................22

     Combined  Statement of Changes in Partners'  Capital  (Deficit)  of  Predecessor  Properties
     (predecessor  to  Brookdale  Living  Communities,  Inc.) for the period from January 1, 1997 through May 6, 1997................................................................................................23

     Consolidated  Statements of Cash Flows of Brookdale Living  Communities,  Inc. for the years ended  December 31,  1999 and 1998 and for the period from May 7,  1997 through December 31,
     1997  and  Combined  Statement  of Cash  Flows of  Predecessor  Properties  (predecessor  to
     Brookdale Living Communities, Inc.) for the period from January 1, 1997 through May 6, 1997........................24

     Notes to Consolidated and Combined  Financial  Statements of Brookdale  Living  Communities,
     Inc. and the Predecessor Properties (predecessor to Brookdale Living Communities, Inc.)............................26


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

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Brookdale Living Communities, Inc.


     We have audited the accompanying consolidated balance sheets of Brookdale Living Communities, Inc., a Delaware corporation, and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from May 7, 1997 (date of formation) through December 31, 1997. We have also audited the combined statements of operations, changes in partners' capital (deficit) and cash flows of the Predecessor Properties (predecessor to Brookdale Living Communities, Inc.) (the "Predecessor") for the period from January 1, 1997 through May 6, 1997. These financial statements are the responsibility of the Company's and the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brookdale Living Communities, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from May 7, 1997 through December 31, 1997, and the combined changes in partners' capital (deficit), results of operations and cash flows of the Predecessor Properties, for the period from January 1, 1997 through May 6, 1997, in conformity with accounting principles generally accepted in the United States.



                                ERNST & YOUNG LLP


Chicago,  Illinois
February 24, 2000, except for
Note 17 as to which the date
is March 13, 2000


                                BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")

                                            CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                                    December 31, 1999 and 1998
                                             (In Thousands, Except Par Value Amounts)


                                    Assets                                                     1999              1998
                                                                                               ----              ----
Current assets:
Cash and cash equivalents ......................................................        $       638       $     1,065
Short-term investments..........................................................             12,505                 -
Accounts receivable.............................................................              1,188               379
Notes receivable................................................................              5,147             3,486
Reimbursable development costs..................................................             10,958             9,815
Prepaid expenses and other......................................................              4,456             4,752
                                                                                        -----------       -----------
      Total current assets......................................................             34,892            19,497
                                                                                        -----------       -----------

Property, plant and equipment...................................................            139,323           115,801
Accumulated depreciation........................................................            (10,472)           (5,689)
                                                                                       -------------      ------------
Property, plant and equipment, net..............................................            128,851           110,112
                                                                                       ------------       -----------

Property under development......................................................             13,401            11,221
Cash and investments - restricted...............................................              9,835             8,226
Investment certificates - restricted............................................             35,637            15,951
Letter of credit deposits.......................................................                  -            13,919
Lease security deposits.........................................................             92,735            55,453
Other...........................................................................             24,854            10,254
                                                                                       ------------       -----------
      Total assets..............................................................       $    340,205       $   244,633
                                                                                       ============       ===========

                         Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt...............................................       $        118       $     3,310
Unsecured line of credit........................................................                  -            10,997
Current portion of deferred gain on sale of property............................                805               806
Accrued interest payable........................................................                413               968
Accrued real estate taxes.......................................................              1,957             1,485
Accounts payable and accrued expenses...........................................             10,294             7,749
Tenant refundable entrance fees and security deposits...........................              7,648             5,838
Other...........................................................................                574               629
                                                                                       ------------       -----------
      Total current liabilities.................................................             21,809            31,782
                                                                                       ------------       -----------

Long-term debt, less current portion............................................            198,947            92,570
Deferred lease liability........................................................              2,885             2,849
Deferred gain on sale of property, less current portion.........................             15,311            16,116
Deferred income taxes...........................................................              4,927                 -
                                                                                       ------------       -----------
      Total liabilities.........................................................            243,879           143,317
                                                                                       ------------       -----------
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value, 20,000 authorized, none issued.................                  -                 -
Common stock,  $.01 par value,  75,000  shares  authorized,  11,575,  and 11,572
   shares issued and outstanding at December 31, 1999 and 1998, respectively....                116               116
Additional paid-in-capital......................................................             94,134            94,101
Accumulated earnings............................................................             18,224             7,099
Treasury stock, 1,266 common shares at December 31, 1999, at cost...............            (16,148)                -
                                                                                       -------------      -----------
      Total stockholders' equity................................................             96,326           101,316
                                                                                       ------------       -----------
      Total liabilities and stockholders' equity................................       $    340,205       $   244,633
                                                                                       ============       ===========




See accompanying notes to consolidated and combined financial statements.

                                       20


                              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY") AND
                                     PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND COMBINED
                                            STATEMENT OF OPERATIONS OF THE PREDECESSOR
                                             (In Thousands, Except Per Share Amounts)


                                                      Brookdale Living Communities, Inc.                 Predecessor Properties
                                             ---------------------------------------------------------  -------------------------
                                                                                        Period from           Period from
                                                                                        May 7, 1997         January 1, 1997
                                                     Year Ended December 31,              through               through
                                                     1999              1998          December 31, 1997        May 6, 1997
                                                     ----              ----          -----------------        -----------
Revenue
Resident fees................................  $    98,938       $    71,785           $    30,105          $     10,473
Development fees.............................        6,589             5,655                     -                     -
Management fees..............................          393               261                   132                     -
                                               -----------       -----------           -----------          ------------
     Total revenue...........................      105,920            77,701                30,237                10,473
                                               -----------       -----------           -----------          ------------

Expenses
Facility operating...........................       52,923            39,935                15,892                 5,872
General and administrative...................        5,144             4,878                 2,187                     -
Lease expense................................       25,516            17,876                 6,942                 3,042
Depreciation and amortization................        5,928             4,853                 2,967                   857
Write-off of deferred financing costs........          273                 -                     -                     -
Property management fees.....................            -                 -                     -                   230
                                               -----------       -----------           -----------          ------------
     Total operating expenses................       89,784            67,542                27,988                10,001
                                               -----------       -----------           -----------          ------------
Income from operations.......................       16,136            10,159                 2,249                   472
Interest income..............................        9,160             4,275                   694                    68
Interest expense.............................       (7,289)           (4,153)               (3,020)                 (830)
                                               -----------       -----------           -----------          ------------
Income (loss) before minority interest,
   (provision)/benefit for income taxes
   and extraordinary item....................       18,007            10,281                   (77)                 (290)
Minority interest............................            -                 -                     -                  (138)
(Provision)/benefit for income taxes.........       (6,571)           (3,627)                  558                  (236)
                                               -----------       -----------           -----------          ------------
Income (loss) from continuing operations
   before extraordinary item.................       11,436             6,654                   481                  (664)
Extraordinary item (net of income
   tax benefit of $191 and $24 for
   1999 and 1997, respectively)..............         (311)                -                   (36)                    -
                                               -----------       -----------           -----------          ------------
     Net income (loss).......................  $    11,125       $     6,654           $       445          $       (664)
                                               ===========       ===========           ===========          ============
Basic earnings per common share:
   Income from continuing operations
     before extraordinary item...............  $      1.00       $      0.68           $      0.07
   Extraordinary item........................        (0.03)                -                 (0.01)
                                               -----------       -----------           -----------
   Net income................................  $      0.97       $      0.68           $      0.06
                                               ===========       ===========           ===========

Diluted earnings per common share:
   Income from continuing operations
     before extraordinary item...............  $      0.92       $      0.67           $      0.07
   Extraordinary item........................        (0.02)                -                 (0.01)
                                               -----------       -----------           -----------
   Net income................................  $      0.90       $      0.67           $      0.06
                                               ===========       ===========           ===========

   Weighted average shares used for
     computing basic earnings per share......       11,411             9,751                 7,208
                                               ===========       ===========           ===========

   Weighted average shares used for
     computing diluted earnings per share....       14,970             9,978                 7,351
                                               ===========       ===========           ===========



See accompanying notes to consolidated and combined financial statements.



                                BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY")

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY OF THE COMPANY

                                            YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
                                         PERIOD FROM MAY 7, 1997 THROUGH DECEMBER 31, 1997
                                                          (In Thousands)


                                              Common stock                                                               Total
                                         ------------------------      Additional      Accumulated      Treasury      Stockholders'
                                         Shares            Amount    Paid-In Capital    Earnings          Stock          Equity
                                         ------            ------    ---------------   -----------      --------      -------------

Balances at May 7, 1997.................      -         $       -      $         -     $         -     $       -        $       -
Reclassification of net deficit of
predecessor.............................      -                 -          (28,685)              -             -          (28,685)
Deferred tax asset......................      -                 -            4,002               -             -            4,002
Issuance of common stock, net...........  9,175                92           82,066               -             -           82,158
Net income..............................      -                 -                -             445             -              445
                                        -------         ---------      -----------     -----------     ---------        ---------
Balances at December 31, 1997...........  9,175                92           57,383             445             -           57,920
                                        -------         ---------      -----------     -----------     ---------        ---------

Issuance of common stock, net...........  2,397                24           36,234               -             -           36,258
Tax benefit on stock options............      -                 -              484               -             -              484
Net income..............................      -                 -                -           6,654             -            6,654
                                        -------         ---------      -----------     -----------     ---------        ---------
Balances at December 31, 1998........... 11,572               116           94,101           7,099             -          101,316
                                        -------         ---------      -----------     -----------     ---------        ---------

Issuance of common stock................      3                 -               31               -             -               31
Tax benefit on stock options............      -                 -                2               -             -                2
Acquisition of 1,266 common shares......      -                 -                -               -       (16,148)         (16,148)
Net income..............................      -                 -                -          11,125             -           11,125
                                        -------         ---------      -----------     -----------     ---------        ---------
Balances at December 31, 1999........... 11,575         $     116      $    94,134     $    18,224     $ (16,148)       $  96,326
                                        =======         =========      ===========     ===========     ==========       =========



See accompanying notes to consolidated and combined financial statements.


            PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

 COMBINED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) OF THE PREDECESSOR

                 PERIOD FROM JANUARY 1, 1997 THROUGH MAY 6, 1997
                                 (In Thousands)


Balance at January 1, 1997......................................... $   (25,427)
Contributions......................................................         813
Distributions......................................................      (3,407)
Net loss...........................................................        (664)
                                                                    -----------
Balance at May 6, 1997............................................. $   (28,685)
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


                              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY") AND
                                     PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND COMBINED
                                            STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                                                          (In Thousands)


                                                          Brookdale Living Communities, Inc.          Predecessor Properties
                                                          ----------------------------------          -----------------------
                                                             Year Ended           Period from               Period from
                                                            December 31,          May 7, 1997             January 1, 1997
                                                       ----------------------       through                   through
                                                          1999         1998     December 31, 1997           May 6, 1997
                                                          ----         ----     -----------------           -----------
Cash Flows from Operating Activities:
Net income (loss)..................................   $ 11,125       $  6,654     $     445                  $   (664)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization.................      5,928          4,853         2,967                       857
     Write-off of deferred financing costs.........        273              -             -                         -
     Minority interest.............................          -              -             -                       138
     Extraordinary item............................        311              -            36                         -
     Increase in deferred lease liability..........         36          1,038         1,379                       419
     Deferred gain on sale of property.............       (805)          (806)         (525)                     (281)
     Deferred income taxes.........................      6,189          2,628          (582)                        -
     Changes in:
       Accounts receivable.........................       (809)           (67)         (218)                       (5)
       Prepaid expenses and other assets...........     (9,611)        (7,719)       (1,120)                      597
       Due from/to affiliates, net.................          -              -            53                      (763)
       Accrued interest payable....................       (555)           402           273                       111
       Accrued real estate taxes...................        172             24           199                        54
       Accounts payable and accrued expenses.......      2,599          4,671         1,786                       377
       Tenant refundable entrance fees and
         security deposits.........................        257             (8)          374                        35
       Other liabilities...........................        384         (1,380)       (2,101)                    1,022
                                                      --------       --------     ---------                  --------
           Net cash provided by operating
            activities.............................     15,494         10,289         2,966                     1,897
                                                      --------       --------     ---------                  --------
Cash Flows from Investing Activities:
   Cash paid for lease security
     deposits and acquisitions, net................    (36,234)       (35,203)      (47,705)                        -
   Proceeds from sale of  property
     under development, net........................      2,211          5,550             -                         -
   Changes in cash and
     investments-restricted........................     (1,088)          (758)       (2,614)                   (1,180)
   Increase in investment
     certificates-restricted.......................    (19,686)       (15,951)            -                         -
   Cash paid for property
     under development.............................    (18,284)       (18,615)       (8,350)                       (2)
   Payments received on notes receivable...........      3,303          9,785             -                         -
   Purchase of short-term investments..............    (55,000)             -             -                         -
   Sales of short-term investments.................     42,495              -             -                         -
   Additions to property, plant and equipment and
     reimbursable development costs................    (14,935)       (11,588)       (1,769)                     (149)
                                                      --------       --------     ---------                  --------
         Net cash used in investing activities.....    (97,218)       (66,780)      (60,438)                   (1,331)
                                                      --------       --------     ---------                  --------
Cash Flows from Financing Activities:
   Repayment of long-term debt.....................    (17,855)          (286)         (178)                        -
   Proceeds from long-term debt....................    121,040              -             -                         -
   Payment of deferred costs.......................     (8,695)          (923)         (993)                     (287)
   Proceeds from unsecured lines of credit.........     31,933         46,946             -                         -
   Repayment of unsecured lines of credit..........    (42,930)       (35,950)            -                         -
   Decrease (increase) in letter of credit
     deposit.......................................     13,919         (1,781)      (12,138)                        -
   Proceeds from issuance of common stock, net.....         33         36,258        82,158                         -
   Purchase of treasury stock......................    (16,148)             -             -                         -
   Net contributions, advances/distributions to
     partners......................................          -              -             -                    (2,594)
                                                      --------       --------     ---------                  --------
         Net cash provided by (used in)
           financing activities....................     81,297         44,264        68,849                    (2,881)
                                                      --------       --------     ---------                  --------

         Net (decrease) increase in cash and
           cash equivalents........................       (427)       (12,227)       11,377                    (2,315)
         Cash and cash equivalents at beginning
           of period...............................      1,065         13,292         1,915                     4,230
                                                      --------       --------     ---------                  --------
         Cash and cash equivalents at end
           of period...............................   $    638       $  1,065     $  13,292                  $  1,915
                                                      ========       ========     =========                  ========


See accompanying notes to consolidated and combined financial statements.

                                                                24


                              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES (THE "COMPANY") AND
                                     PREDECESSOR PROPERTIES (THE "PREDECESSOR" TO THE COMPANY)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND COMBINED
                                      STATEMENT OF CASH FLOWS OF THE PREDECESSOR (continued)
                                                          (In Thousands)


                                                        Brookdale Living Communities, Inc.              Predecessor Properties
                                                     ------------------------------------------        ------------------------
                                                                                     Period from             Period from
                                                      Year Ended December 31,        May 7, 1997            January 1, 1997
                                                      -----------------------          through                  through
                                                      1999              1998      December 31, 1997           May 6, 1997
                                                      ----              ----      -----------------           -----------

Supplemental Disclosure of Cash Flow Information:
     Interest paid, net of amounts
     capitalized.............................       $   7,844         $   3,751      $   2,747                 $   723
                                                    =========         =========      =========                 =======

     Income taxes paid.......................       $     527         $     661      $       -                 $     -
                                                    =========         =========      =========                 =======

Supplemental Schedule of Noncash Investing
and Financing Activities:
   In connection with net lease transactions and
   acquisitions, assets acquired and liabilities
   assumed were as follows:
     Fair value of assets acquired...........       $  35,994         $  35,151      $  87,260                 $     -
     Less cash paid..........................          34,002            31,591         47,643                       -
                                                    ---------         ---------      ---------                  ------
     Net liabilities assumed.................       $   1,992         $   3,560      $  39,617                 $     -
                                                    =========         =========      =========                 =======

   Write-off of fully amortized and deferred
     financing costs.............................   $   1,596         $      16      $       -                 $     -
                                                    =========         =========      =========                 =======
   Reclassification of property under
     development to property, plant
      and equipment..............................   $  11,724         $       -      $       -                 $     -
                                                    =========         =========      =========                 =======
   Reclassification of reimbursable costs to
      property, plant and equipment..............   $   3,149         $       -      $       -                 $     -
                                                    =========         =========      =========                 =======
   Tax benefit in connection with exercise of
     stock options...............................   $       2         $     484      $       -                 $     -
                                                    =========         =========      =========                 =======


The following assets and liabilities were contributed by the Predecessor to the Company on May 7, 1997:


Cash..................................................................$   1,915
Cash-restricted.......................................................    2,269
Accounts receivable...................................................       95
Prepaid rent..........................................................      396
Due from affiliates, net..............................................       53
Property, plant and equipment, net....................................   48,808
Property under development............................................       77
Deferred costs, net...................................................    1,710
Other assets..........................................................      421
                                                                      ---------
     Total assets.....................................................   55,744
Deferred gain on sale of property, current............................      806
Prepaid rent..........................................................    1,402
Accrued interest payable..............................................      293
Accrued real estate taxes.............................................    1,085
Accounts payable and accrued expenses.................................    1,190
Income taxes payable..................................................      236
Tenant refundable entrance fees and security deposits.................    2,649
Deferred lease liability..............................................      432
Bonds payable.........................................................   65,000
Deferred gain on sale of property, noncurrent.........................   17,447
                                                                      ---------
     Total liabilities................................................   90,540
Minority interest.....................................................   (6,111)
                                                                      ---------
Predecessor owners' deficit contributed...............................$ (28,685)
                                                                      =========



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

    The consolidated financial statements of the Company include the properties owned or leased by the Company. The combined financial statements of the Predecessor Properties include the properties owned or leased by the senior independent and assisted living division of PGI, which consisted of five properties as indicated in the table below (PGI owned or leased The Heritage, The Devonshire and The Hallmark facilities during the period from January 1, 1995 through May 6, 1997 and leased The Springs of East Mesa and The Gables at Brighton facilities for the period from December 27, 1996 through May 6, 1997). The Company operates in the senior independent and assisted living segment. Its properties, which are owned, leased, managed or under development by the Company (collectively, the "Properties"), are located throughout the United States as indicated below:


                              Property Name                            Date Owned or Leased               Location
                              -------------                            --------------------               --------
        Owned Facilities:     The Heritage (1)                         May 7, 1997                        Des Plaines, IL
        ----------------      The Devonshire (1)                       May 7, 1997                        Lisle, IL
                              Hawthorn Lakes (6)                       May 7, 1997                        Vernon Hills, IL
                              Edina Park Plaza                         May 7, 1997                        Edina, MN

        Leased Facilities:    The Hallmark (1)                         May 7, 1997                        Chicago, IL
        -----------------     The Springs of East Mesa (1)             May 7, 1997                        Mesa, AZ
                              The Gables at Brighton (1)               May 7, 1997                        Rochester, NY
                              Park Place                               May 7, 1997                        Spokane, WA
                              The Gables at Farmington                 November 24, 1997                  Farmington, CT
                              The Classic at West Palm Beach           December 18, 1997                  West Palm Beach, FL
                              Brendenwood                              December 22, 1997                  Vorhees, NJ
                              Kenwood of Lake View
                                (formerly Harbor Village)              March 6, 1998                      Chicago, IL
                              The Atrium                               May 12, 1998                       San Jose, CA
                              Chatfield                                July 2, 1998                       West Hartford, CT
                              Ponce de Leon                            October 21, 1998                   Sante Fe, NM
                              Woodside Terrace                         December 22, 1998                  Redwood City, CA
                              River Bay Club                           January 19, 1999                   Quincy, MA
                              Berkshire of Castleton                   September 14, 1999                 Indianapolis, IN
                              Benchmark of Hoffman Estates             December 22, 1999                  Hoffman Estates, IL

        Managed Facilities:   The Island on Lake Travis (2)                                               Lago Vista, TX
        ------------------    The Kenwood (3)                                                             Minneapolis, MN
                              The Heritage at Gaines Ranch (4)                                            Austin, TX
                              The Heritage, Southfield (4)                                                Southfield, MI

        Development Projects Under Construction(5):
        ------------------------------------------
        Glen Ellyn, IL
        Raleigh, NC
        New York (Battery Park City), NY
        Pittsburgh, PA

                                                                26

     (1)  Collectively referred to as "the Predecessor Properties"
     (2)  Management services commenced May 7, 1997
     (3)  Management services commenced July 1, 1997
     (4) The Company developed these projects for third party owners and commenced management August 1, 1999
     (5)  The Company is developing these projects for third party owners
     (6) The Company developed The Willows, a 54-unit assisted living facility (adjacent to the Hawthorn Lakes facility) which opened on July 1, 1999.

2.   Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated and combined financial statements include the accounts of the Company and the Predecessor Properties.

     Principles of Consolidation

     The consolidated financial statements include the financial statements of Brookdale Living Communities, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation and combination.

     Use of Estimates

     The preparation of the consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Development Fees

     Development fees related to development activities provided for projects owned by third parties are earned over the term of the development. Such fees are recognized as revenue as the development services are provided to the owner during the pre-construction and construction periods.

     Property, Plant and Equipment

     Property, plant and equipment are carried at cost less accumulated depreciation. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over the shorter of their estimated useful life or the term of the operating lease.

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

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

     Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 provides guidance for the recognition and measurement of derivatives and hedging activities. Originally SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year. Adoption of SFAS No. 133 is not anticipated to affect the consolidated results of operations, financial position or cash flows of the Company.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

3.   Cash and Investments - Restricted and Investment Certificates-Restricted

     Cash and investments-restricted consists of:

                                                             December 31,
                                                             ------------
                                                          1999         1998
                                                          ----         ----

           Life Care escrow deposits                 $    3,167    $   3,033
           Tenant security deposits                       3,436        2,346
           Construction escrow deposit                        -        1,150
           Real estate tax and insurance reserve          3,232        1,697
                                                     ----------     --------

             Total cash and investments-restricted   $    9,835    $   8,226
                                                     ==========    =========

     Properties located in Illinois are required to make Life Care escrow deposits either in cash or letters of credit under the Illinois Life Care Facility Act, Section 7(b) in accordance with a schedule provided by the Illinois Department of Public Health.

     Investment certificates-restricted in connection with certain development related activities consist of long-term investments which earn interest at 9% - 12% per annum.

4.   Property, Plant and Equipment

     Property, plant and equipment consists of:

                                                            December 31,
                                                            ------------
                                                          1999          1998
                                                          ----          ----

           Land                                      $    13,535   $    9,988
           Buildings and improvements                    108,540       99,262
           Leasehold improvements                          4,999        1,361
           Furniture and equipment                        12,249        5,190
                                                     -----------   ----------
                                                         139,323      115,801
           Less accumulated depreciation                 (10,472)      (5,689)
                                                     -----------   ----------
           Net property, plant and equipment         $   128,851   $  110,112
                                                     ===========   ==========

     During 1998, the Company was reimbursed for leasehold improvements of $187 and the related accumulated depreciation of $16 was written off.

5.   Deferred Costs

     Deferred costs, included in other long term assets in the accompanying consolidated balance sheets, consist of the following:

                                                               December 31,
                                                               ------------
                                                            1999         1998

                                                            ----         ----
           Bond credit enhancement and deferred
             financing costs                              $  10,428    $   3,631
           Lease costs                                          133          179
                                                          ---------    ---------
                                                             10,561        3,810
           Less accumulated amortization                     (1,644)      (1,511)
                                                          ---------    ---------
           Net deferred costs                             $   8,917    $   2,299
                                                          =========    =========

6.   Credit Agreement

     During 1998, the Company obtained an original $15,000 unsecured revolving line of credit, which was increased to $29,000 and matured July 31, 1999 (repaid in May 1999). The Company established a new line of credit in the amount of $35,000 on August 1, 1999 which matures October 31, 2000. Borrowings under the original line of credit bore interest at prime plus 1/2% per annum through August 1, 1999 and borrowings under the new line of credit bear interest at prime thereafter (8.50% and 8.25% at December 31, 1999 and 1998, respectively) and a fee of 1/4% on the original unused line of credit through August 1, 1999 and 1/8% under the new line of credit payable quarterly. At December 31, 1999 and 1998, the Company had $2,935 and $903, respectively, of outstanding letters of credit which reduces the amount available under the lines of credit. Pursuant to the terms of the agreement, the Company must maintain certain facility operating margins (as defined).

     On January 25, 1999, the Company entered into a $5,000 unsecured loan agreement bearing interest at 12% payable interest only and maturing May 21, 1999 (original maturity was April 26, 1999). The loan was subordinated to the Company's existing unsecured line of credit and prohibited the Company from paying any dividends. This loan was repaid on May 14, 1999.

     During 1997, the Company obtained an unsecured $20,000 interim credit facility that bore interest at prime plus 1% for working capital and acquisition needs. The credit facility was repaid and terminated on December 24, 1997, which resulted in an extraordinary loss on extinguishment of debt, net of a $24 income tax benefit, of $36.

7.   Long-Term Debt

     Long-term debt consists of the following:

                                                                                                     December 31,
                                                                                                     ------------
                                                                                                 1999             1998
                                                                                                 ----             ----
           Mortgage note payable secured by the Hawthorn Lakes facility, bearing interest at 8.525% payable principal and interest until
               maturity December 1, 2027                                                     $   13,025       $   13,133
           5.5% convertible subordinated notes, due May 14, 2009
               (a)                                                                              100,000                -
           Mortgage note payable interest only at LIBOR plus 1.625%
               (7.726% at December 31, 1999) until maturity on
               April 18, 2002, secured by The Willows and a partial guaranty of the Company       6,000                -
           Variable rate tax-exempt bonds (b):
               Secured by the Devonshire  facility  payable interest only (5.42%
                  and 4.07% at December 31, 1999 and 1998,
                  respectively) until maturity December 15, 2025 (c)                             33,000           33,000
               Secured by The Heritage facility payable interest only
                  (5.50% and 4.20%  at December 31, 1999 and 1998,
                  respectively) until maturity December 15, 2019 (c)                             32,000           32,000
               Secured by The Edina Park Plaza facility, payable interest only (5.45% at December 31, 1999) until maturity
                  December 1, 2029 (d)                                                           15,040                -
           Mortgage note payable secured by the Edina Park Plaza
               facility, bearing interest at 8.0% and refinanced December 1999 (d)                    -           14,747
           Note payable bearing interest at 8.0% and repaid May,1999                                  -            3,000
                                                                                             ----------       ----------
           Total debt                                                                           199,065           95,880
           Less current portion                                                                     118            3,310
                                                                                             ----------       ----------

           Total long-term debt                                                              $  198,947       $   92,570
                                                                                             ==========       ==========

          (a) The 5.5% convertible subordinated notes are convertible into 5,479 shares of common stock, for a conversion price of $18.25 per share, until May 14, 2009.

          (b) These tax-exempt Qualified Residential Rental Bonds (the "Bonds") require a portion of the units at these facilities served by tax-exempt bonds to be leased to qualified individuals based on income levels specified by the U.S. Government. The interest rate is adjusted weekly based upon the remarketing rate for these bonds. The credit enhancement for the Bonds was provided by the Federal Home Loan Mortgage Corporation. The annual interest rate on the Bonds cannot exceed 15%. Under certain conditions, the interest rate may be converted to a fixed rate at the request of the Company.

          (c) Beginning May 7, 1997, the Bonds were collateralized by letters of credit in the stated amount of $66,715 which were issued by two financial institutions with a stated termination date of May 18, 2000. The letters of credit were collateralized, in part, by letter of credit deposits with the financial institutions at December 31, 1998. The Company amortized letter of credit and other credit enhancement fees of $1,458, $1,205 and $549 during the years ended December 31, 1999 and 1998 and the period from May 7, 1997 through December 31, 1997, respectively. Prior to May 7, 1997, the Bonds were collateralized by irrevocable letters of credit issued by various financial institutions. The Predecessor Properties amortized letter of credit and the credit enhancement fees of $250 during the period from January 1, 1997 through May 6, 1997.

               On May 27, 1999, the Company obtained replacement credit enhancements to secure the payment of principal and interest on the Bonds. In connection with the replacement of the credit enhancements, the Company received the release of $14,464 that was on deposit with the previous credit enhancement providers and wrote-off $273 of previously deferred financing costs. The Company is required to fund a principal reserve account based on a 30-year amortization of the Bonds up to $4,000 and to maintain an interest rate cap for the entire term. The Company has purchased a $65,000 interest rate cap, with a strike price of 6.35% and a fair value of $281 at December 31, 1999, that expires June 1, 2004. In addition, the Company has guaranteed the reimbursement obligation, which is limited to $4,000 and terminates when the amount in the principal reserve fund equals or exceeds $4,000.

          (d) On December 1, 1999, the $15,040 of variable rate tax-exempt bonds were issued to refund the tax-exempt bonds issued with respect to the Edina Park Plaza mortgage note payable. In connection with the refunding the Company incurred a loss, net of income tax benefit of $191, of $311 which is recorded as an extraordinary item in the accompanying consolidated statement of operations. The Company purchased a $15,040 interest rate cap with a strike price of 6.58% and a fair value of $74 at December 31, 1999, that expires December 1, 2004.

     The annual aggregate scheduled maturities of debt obligations for the five years subsequent to December 31, 1999 are as follows:

          Year ended December 31,
          2000                      $       118
          2001                              128
          2002                            6,140
          2003                              152
          2004                              166
          Thereafter                    192,361
                                    -----------

                                    $   199,065
                                    ===========

     The Company and the Predecessor Properties incurred interest cost for the years ended December 31, 1999 and 1998, the period from May 7, 1997 to December 31, 1997, and the period from January 1, 1997 to May 6, 1997 of $8,884, $5,711, $3,211, and $830 respectively, of which $1,595, $1,558 and
     $191 was capitalized for the years ended December 31, 1999 and 1998 and for the period from May 7, 1997 to December 31, 1997, respectively.

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

8.   Developments

     During 1999, the Company sold certain of its rights and interests in development sites in Columbus, Ohio; Houston, Texas; Huntley, Illinois (see note 14); and Creve Coeur (St. Louis), Missouri for a price equal to the Company's cost and, in connection with each of the sales, the Company entered into development agreements with respect to such sites. During 1998, the Company sold certain of its rights and interests in development sites in Austin, Texas; Southfield, Michigan; Glen Ellyn, Illinois; Raleigh, North Carolina; Pittsburgh, Pennsylvania and Battery Park City, New York. The aggregate sales price for these development sites was $4,380 and $18,821 for the years ended December 31, 1999 and 1998, respectively. In connection with these sales a portion of the sales price was in the form of a promissory note, of which $2,994 and $3,486 was outstanding at December 31, 1999 and 1998, respectively. During 1999, the Company was reimbursed for costs incurred in the development of the Pittsburgh, Pennsylvania site for cash and a net increase of $1,970 on the promissory note to $2,153 which was outstanding at December 31, 1999. The notes receivable bear interest at 9 - 12% and are due through December 31, 2003. No gain or loss was recognized by the Company in connection with these sales as the development sites were sold at cost.

     At December 31, 1999 and 1998, the Company had reimbursable development costs due from third parties of which $1,659 and $2,467, respectively, was unbilled. Included in other long term assets at December 31, 1999 and 1998 in the accompanying balance sheets, are development fees of $12,217 and $5,655, respectively, related to development activities provided for projects owned by third parties.

     The Company has entered into interest rate lock agreements on behalf of third party owners of development projects with respect to interest rates on floating rate construction debt. The agreements are designed to limit the exposure to movements in floating interest rates on the development construction project loans and the Company is to be reimbursed by the third party for any payments made pursuant to the agreements. The notional amount of the construction loans is $53,500 and the approximate fair value of such hedging contracts is $3,271.

9.   Stock Based Compensation Plan

     The Company has granted stock options to various employees and directors under its various stock incentive plans (the "Plans"). All options have 10-year terms and vest and become exercisable either immediately or over a three to four year period at the date of grant. The prices of all options granted were equal to the fair market value at the date of the grant. At December 31, 1999, there were 278 additional shares available for grant under the Plans.

     In November 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures provisions of SFAS No. 123.

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

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

                                                                 Period from
                                                                 May 7, 1997
                                         Year Ended                through
                                        December 31,          December 31, 1997
                                        ------------          -----------------
                                      1999        1998
                                      ----        ----

         Net income:
            As reported            $  11,125    $  6,654          $    445
            Pro forma              $  10,184    $  5,181          $     92
         Basic EPS:
            As reported            $    0.97    $   0.68          $   0.06
            Pro forma              $    0.89    $   0.53          $   0.01
         Diluted EPS:
            As reported            $    0.90    $   0.67          $   0.06
            Pro forma              $    0.84    $   0.52          $   0.01

     The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated fair value on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                            Year Ended
                                            December 31         Period from
         Weight Average                     -----------      May 7, 1997 through
           Assumptions                    1999       1998     December 31, 1997
           -----------                    ----       ----     -----------------

         Risk-free interest rate           6.36%      5.5%            6.6%
         Expected volatility               52.0%     55.5%           43.5%
         Expected life (in years)             4         4               4
         Dividend yield                       -         -               -
         Fair value                       $6.75    $10.78           $4.89

  The table below summarizes the transactions in the Company's stock incentive plans during 1999, 1998 and the period from May 7, 1997 through December 31, 1997:


                                                        1999                             1998                       1997
                                                 ----------------------          --------------------        -------------------
                                            Number      Weighted-Average    Number     Weighted-Average   Number    Weighted-Average
                                           of Shares     Exercise Price    of Shares    Exercise Price   of Shares   Exercise Price
                                           ---------    ----------------   ---------   --------------    ---------  ----------------
     Options outstanding at beginning
      of period                                901       $   15.28            762      $   11.60                -         $      -
     Granted                                   116           14.31            312          22.85              762            11.60
     Exercised                                  (3)          11.64            (97)         11.50                -                -
     Cancelled                                (112)          15.07            (76)         14.27                -                -
                                             -----                          -----                           -----
     Options outstanding at end of period      902           15.19            901          15.28              762            11.60
                                             =====                          =====                           =====
     Exercisable at end of year                480           15.27            207          18.08                -                -
                                             =====                          =====                           =====

     The following table summarizes information about certain options in the Company's stock incentive plans outstanding as of December 31, 1999 in accordance with SFAS No. 123:


                                              Options Outstanding                       Options Exercisable
                                              -------------------                       -------------------
                                                 Weighted Avg.
                                   Number         Remaining       Weighted Avg.         Number      Weighted Avg.
       Range of Exercise Prices   Outstanding  Contractual Life   Exercise Price      Outstanding  Exercise Price
       ------------------------   -----------  ----------------   --------------      -----------  --------------

       $11.50                         476       7.35  years       $     11.50            296       $    11.50
       $11.88 - $21.42                230       8.67  years       $     15.77             50       $    15.60
       $23.48                         196       8.39  years       $     23.48            134       $    23.48
                                     ----                                               ----
       $11.50 - $23.48                902       7.91  years       $     15.19            480       $    15.27
                                     ====       ====              ===========           ====       ==========

10.  Income Taxes

     The (provision) benefit for income taxes (including income taxes on extraordinary items in 1999 and 1997) is composed of the following:


                                          Year Ended                    Period from               Period from
                                         December 31,                   May 7, 1997             January 1, 1997
                                         -----------                      through                   through
                                   1999              1998            December 31, 1997            May 6, 1997
                                   ----              ----            -----------------           -------------
    Federal:
       Current                     $  (121)       $   (894)               $      -                  $   (195)
       Deferred                     (5,211)         (2,271)                    509                         -
                                   -------        --------                --------                  --------
                                    (5,332)         (3,165)                    509                      (195)
                                   -------        --------                --------                  --------
     State:
       Current                         (70)           (105)                      -                       (41)
       Deferred                       (978)           (357)                     73                         -
                                   -------        --------                --------                  --------
                                    (1,048)           (462)                     73                       (41)
                                   -------        --------                --------                  --------
                                   $(6,380)       $ (3,627)               $    582                  $   (236)
                                   =======        ========                ========                  ========

     A reconciliation of the (provision) benefit for income taxes to the amount computed at the U.S. federal statutory rate of 34% for 1999 and 1998 and 35% for 1997, is as follows:


                                                                  Year Ended            Period from      Period from
                                                                 December 31,           May 7, 1997    January 1, 1997
                                                                 ------------             through          through
                                                             1999          1998      December 31, 1997   May 6, 1997
                                                             ----          ----      -----------------  -------------

       Computed "expected" tax (expense) benefit          $(6,122)     $ (3,495)         $   27           $  150
       State taxes, net of federal income tax                (692)         (305)             73              (41)
       Non-taxable amortization of deferred gain on sale
         of property                                          274           274             184                -
       Income of non-taxable Predecessor Properties             -             -               -              (71)
       Rental income taxable to the Predecessor                 -             -             286             (242)
       Deferred lease costs                                     -             -               -              (43)
       Extraordinary item                                     171             -              21                -
       Other, net                                             (11)         (101)             (9)              11
                                                          --------     ---------          ------          -------

                                                          $(6,380)     $ (3,627)          $ 582           $ (236)
                                                          ========     =========          ======          =======


     During 1999 and 1998, the Company received a tax benefit of $2 and $484, respectively, in connection with the exercise by certain employees of stock options. Such amount was credited to additional paid-in capital.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                     -------------------------
                                                      1999               1998
                                                      ----               ----

        Deferred tax assets
                 Property, plant and equipment   $          -        $      347
                 Deferred lease costs                   1,004               659
                 Operating loss carryforward            2,764               286
                 AMT tax credit                           129               366
                 Other                                     55                 -
                                                 ------------        ----------

        Total gross deferred tax asset                  3,952             1,658
                                                 ------------        ----------

        Deferred tax liabilities
                 Property, plant and equipment         (8,670)                -
                 Deferred revenue                           -              (344)
                 Other                                   (157)                -
                                                 ------------        ----------

        Total gross deferred tax liability             (8,827)             (344)
                                                 ------------        ----------

        Net deferred tax (liability) asset       $     (4,875)       $    1,314
                                                 ============        ==========

     At December 31, 1999 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $6,497 and $12,814, respectively, which are available to offset future taxable income, if any, through 2012. Also through December 31, 1999 the Company provided for alternative minimum tax of $129, which can be used to offset regular federal tax, if any, and has no expiration date. The Company had current tax receivables of $608 and $642 at December 31, 1999 and 1998, respectively, included in prepaid expenses and other assets. In addition, the Company had $95 of current tax payable in other liabilities for 1998. The net deferred tax liability of $4,875 for 1999, per above, includes current deferred tax assets of $52, which is included in prepaid expenses and other assets.

11.  Tax Incremental Financing

     The Heritage is located in a redevelopment area designated by a local municipality as a tax incremental financing district ("TIF"). Under the terms of the redevelopment agreement, The Heritage was eligible to receive payments, in accordance with the terms of the Tax Incremental Financing Bond ("Bond") issued to it. The Bond was scheduled to mature on December 1, 2007 and had interest at 10% per annum, with principal and interest payable annually on each December 1. The Bond was subject to optional redemption, in whole or in part, at any time, at a redemption price equal to the principal outstanding at the date redeemed. The Bond was subject to mandatory redemption, in part, by the application of annual sinking fund installments by the municipality on each December 1, at a redemption price equal to the principal outstanding at the date redeemed. The Bond was payable solely from real estate tax incremental revenues and certain sales tax receipts generated in the TIF. Payments were to be made to the extent of available TIF revenues. The insufficiency of TIF revenues generated in the redevelopment area for any given year would not be considered a default in payment, but all past due amounts would be a continuing obligation payable from future TIF revenues. Any unpaid amounts including interest, at maturity, would be forgiven. As the collectibility of the Bond principal and interest was dependent upon sufficient TIF revenues being generated in the redevelopment area, revenue was recognized by The Heritage when principal and interest were received. For the period from May 7, 1997 through December 31, 1997 (final payment), The Heritage received payments totaling $576.

12.  Employee Benefit Plan

     In August 1994, PGI established a 401(k) plan for all employees of the PGI entities who meet minimum employment criteria. The plan provides that the participants may defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. PGI contributed an additional 25% of the employee's contribution to the plan, up to $500 per employee per annum. On September 1, 1997, the Company established a 401(k) plan for all employees of the Company's entities that meet minimum employment criteria. The plan provides that the participants may defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. The Company contributes an additional 25% of the employee's contribution to the plan. Employees are always 100% vested in their own contributions and vested in PGI's and the Company's contributions over five years. The Company and the PGI entities made contributions to such plans in the amount of $300, $176, $55, and $15 for the years ended December 31, 1999 and 1998, the period from May 7, 1997 through December 31, 1997, and the period from January 1, 1997 through May 6, 1997, respectively. Such amounts are included in facility operating and general and administrative expense in the consolidated and combined statements of operations.

13.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 1999 and 1998 and for the period from May 7, 1997 through December 31, 1997.


                                                                                    Year Ended
                                                                                    December 31,         Period May 7, 1997
                                                                                    ------------               through
                                                                               1999            1998       December 31, 1997
                                                                               ----            ----       -----------------

       Numerator:
         Income from continuing operations before extraordinary item       $  11,436         $   6,654         $    481
         Extraordinary item (net of income tax benefit of $191 and $24 for
           1999 and 1997, respectively)                                         (311)                -              (36)
                                                                           ---------         ---------         --------
         Numerator for basic earnings per share                               11,125             6,654              445
         Interest expense on convertible subordinated notes, net of tax        2,362                 -                -
                                                                           ---------         ---------         --------
         Numerator for diluted earnings per share                          $  13,487         $   6,654         $    445
                                                                           =========         =========         ========

       Denominator:
         Denominator for basic earnings per share - weighted-average shares   11,411             9,751            7,208
         Effect of dilutive securities
                Employee stock options                                            91               227              143
                Warrants                                                           -                 -                -
                Convertible subordinated notes                                 3,468                 -                -
                                                                           ---------         ---------         --------
                Denominator for diluted earnings per share-adjusted
                  weighted average shares and assumed conversions             14,970             9,978            7,351
                                                                           =========         =========         ========

       Basic earnings per share                                            $    0.97         $    0.68         $   0.06
                                                                           =========         =========         ========

       Diluted earnings per share                                          $    0.90         $    0.67         $   0.06
                                                                           =========         =========         ========

     Options to purchase 313, 297 and 11 shares of common stock at $22.40, $22.96 and $16.66 weighted average exercise price per share were outstanding during the years ended December 31, 1999 and 1998 and for the period from May 7, 1997 through December 31, 1997, respectively, and warrants to purchase 117 shares and 83 shares of common stock at $23.89 and $25.25 weighted average per share were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

14.  Related Party Transactions

     Prior to the IPO, in connection with the management and administration of The Heritage, The Devonshire and The Hallmark facilities, PGI was entitled to fees for services provided. Such amounts incurred for the period from January 1, 1997 through May 6, 1997 are summarized as follows:

                                                                Period from
                                                              January 1, 1997
                                                                  through
                                                                May 6, 1997
                                                               --------------

     Property management fee of 5%                                  $230
                                                                    ====

     Administration fee for providing services to The
       Devonshire and The Heritage facilities                       $130
                                                                    ====

     On May 7, 1997, the Company began providing management services for The Island on Lake Travis facility, which is owned by PGI. The Company is entitled to a fee based on 5% of revenue. The Company recognized $209, $210 and $132 in management fee revenue for the years ended December 31, 1999 and 1998 and for the period from May 7, 1997 through December 31, 1997, respectively.

     In connection with the development site in Huntley, Illinois, the third party owner purchased the land from an affiliate of PGI for $1,958. The Company's note receivable of $2,032 at December 31, 1999, from the third party is also secured by the land.

     On December 6, 1999, an officer and director of the Company resigned and entered into a six-month consulting contract with the Company. In connection with the resignation, the Company purchased and exercised the officer's option to acquire 125 shares of stock of the Company from PGI and certain of its affiliates in a treasury stock transaction for an aggregate purchase price of $1,599, or $12.79 per share.

14.  Fair Value of Financial Instruments

     Cash and cash equivalents, cash and investments-restricted and variable rate and fixed rate debt are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term fixed rate debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities. See also notes 7(c), 7(d) and 8.

15.  Commitments and Contingencies

     Leases

     The Company entered into operating lease agreements ("Lease Agreements") with various third parties for the Leased Facilities. The Lease Agreement for The Hallmark, The Springs of East Mesa, The Gables at Brighton and The Park Place facilities has an initial term of 23 years, with two options to extend for 25 years each, and requires annual base rent payments ranging from $10,185 to $11,204. The Lease Agreement for these four facilities also requires additional rent each year beginning in 1999 based on 10% of the excess of each year's revenue compared to 1998 revenue ($111 for the year ended December 31, 1999). The Lease Agreements for the remaining facilities have initial terms of one to five years with options to extend (as defined) and the Company has the option to acquire the facilities prior to or at the end of such lease terms. The Company has pledged lease security deposits of $92,735 and $55,453 at December 31, 1999 and 1998, respectively, in connection with certain leased facilities.

     On September 25, 1997, the Company entered into a five year operating lease for its corporate office with an affiliate of PGI (the "Landlord") which was amended on March 17, 1998 and September 30, 1999. In connection with the September 30, 1999 amendment the corporate office lease was terminated effective February 29, 2000. Also on September 30, 1999, the Company entered into a 10-year operating lease agreement for 30,000 square feet of new office space in a building owned by a partnership controlled by Prime Group Realty Trust an affiliate of PGI. The operating lease provides for a payment of approximately $2,100 to the Company for tenant improvement costs which commenced March 1, 2000, and requires the payment of rent at $16.50 per square foot, escalating $0.75 per square foot on each March of the term commencing March 1, 2001, plus operating expenses (as defined in the operating lease). In conjunction with the original lease and the amendment, the Company received cash payments of $404 and $452, respectively, from the Landlord, which have been deferred and are being amortized using the straight-line method over the life of the respective office lease. Office lease expense of $594, $300 and $193 for the years ended December 31, 1999 and 1998 and for the period from May 7, 1997 through December 31, 1997 is included in general and administrative expense.

     The aggregate amount of all future minimum operating lease payments, including $6,097 of payments to be made to the Landlord for the office lease as of December 31, 1999, are as follows:

             Year ended December 31,

             2000                        $     28,223
             2001                              28,336
             2002                              28,178
             2003                              20,606
             2004                              13,144
             Thereafter                       171,448
                                          -----------
                                         $    289,935
                                         ============

     Litigation

     The Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on the Company's business, financial condition and results of operations.

     Other

     In 1998, the Company established a $100,000 credit facility with The Capital Company of America LLC (successor-in-interest to Nomura Asset
     Capital Corporation) ("Lender") pursuant to which the Lender agrees to provide financing of up to an aggregate of $100,000 for projects, developed by the Company for third parties. In 1998, an aggregate $51,000 of the credit facility was committed to the Austin, Texas and Southfield, Michigan development projects which opened August 1999. During 2000, the Company and the Lender commenced discussions to amend the credit facility and the loans made thereunder. In general, the amendment would provide for the funding of the Pittsburgh, Pennsylvania development project being developed for a third party, no further obligation of the Lender to fund under the $100,000 commitment, elimination of the Lender's obligation to fund the permanent loans under the credit facility and elimination of the Company's loan resizing obligation on the Austin, Texas and Southfield, Michigan loans. There can be no assurance that the Company will be able to execute the amendment. In connection with the aforementioned projects and certain other developments, the Company has guarantees for construction loans aggregating approximately $160,325 of which $93,522 and $18,982 was outstanding at December 31, 1999 and 1998, respectively.

16.  Pro Forma (Unaudited)

     The following unaudited pro forma financial information of the Company for the years ended December 31, 1999, 1998 and 1997 are presented as if, at January 1, 1997, the Company had sold and issued 11,575 shares of its common stock, purchased 1,266 shares of treasury stock, purchased the Owned Facilities and leased the Leased Facilities.

     This unaudited pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the IPO and follow-on public offerings had been consummated at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

                                                 Year ended December 31,
                                             --------------------------------
                                          1999            1998            1997
                                          ----            ----            ----

        Revenue                      $  114,850      $   107,220      $   98,854
                                     ==========      ===========      ==========
        Net income                   $   12,872      $     8,288      $    4,690
                                     ==========      ===========      ==========
        Basic earnings per share     $     1.25      $      0.72      $     0.41
                                     ==========      ===========      ==========
        Diluted earnings per share   $     1.04      $      0.72      $     0.32
                                     ==========      ===========      ==========
        Weighted diluted shares          15,879           16,015          15,931
                                     ==========      ===========      ==========

17.  Subsequent Events

     Through March 13, 2000, the Company purchased an additional 459 shares of treasury stock at an aggregate cost of $6,207.

18.  Quarterly Financial Information (Unaudited)

                                                  1999 Quarter Ended                           1998 Quarter Ended
                                       ---------------------------------------     -----------------------------------------
                                       Mar. 31    Jun. 30   Sept. 30   Dec. 31     Mar. 31   June 30    Sept. 30     Dec. 31
                                       -------    -------   --------   -------     -------   -------    --------     -------

Revenue                              $ 25,517   $ 26,117   $ 26,652  $  27,634   $ 16,898    $ 18,651  $  20,482     $ 21,670
Operating expenses                    (20,238)   (20,531)   (21,160)   (21,654)   (13,730)    (15,036)   (16,785)     (17,138)
Interest income (expense), net            419        155        661        636       (217)          -        244           95
Depreciation and amortization          (1,362)    (1,320)    (1,568)    (1,678)    (1,226)     (1,205)    (1,146)      (1,276)
Write-off of deferred financing costs       -       (273)         -          -          -           -          -            -
                                      --------   --------   --------  ---------   --------    --------  ---------     --------
Income before provision for
   income taxes and extraordinary item  4,336      4,148      4,585      4,938      1,725       2,410      2,795        3,351
Provision for income taxes             (1,579)    (1,508)    (1,675)    (1,809)      (614)       (889)      (982)      (1,142)
                                      --------   --------   --------  ---------   --------    --------  ---------     --------
Income from continuing operations
   before extraordinary item            2,757      2,640      2,910      3,129      1,111       1,521      1,813        2,209

Extraordinary item (net of income tax
   benefit of $191 in Q4 1999)              -          -          -       (311)         -           -          -            -
                                      --------   --------   --------  ---------   --------    --------  ---------     --------

Net income                           $  2,757   $  2,640   $  2,910  $   2,818   $  1,111    $  1,521  $   1,813     $  2,209
                                      ========   ========  =========  =========   ========    ========  =========     ========

Basic earnings per common share:
Income from continuing operations
   before extraordinary item         $   0.24   $   0.23   $   0.25  $    0.29   $   0.12    $   0.16  $    0.19     $   0.21
Extraordinary item                          -          -          -      (0.03)         -           -          -            -
                                      --------   --------   --------  ---------   --------    --------  ---------     --------

Net income                           $   0.24   $   0.23   $   0.25  $    0.26   $   0.12    $   0.16  $    0.19     $   0.21
                                      ========   ========  =========  =========   ========    ========  =========     ========

Weighted average shares used for
computing basic earnings per
  common share                         11,572     11,572     11,555     10,951      9,408       9,487      9,569       10,529
                                      ========   ========  =========  =========   ========    ========  =========     ========

Diluted  earnings per common share:
Income from continuing operations
   before extraordinary item         $   0.24   $   0.22  $    0.23  $    0.25   $   0.12    $   0.16  $    0.19     $   0.21
Extraordinary item                          -          -          -      (0.02)         -           -          -            -
                                      --------   --------   --------  ---------   --------    --------  ---------     --------

Net income                           $   0.24   $   0.22  $    0.23  $    0.23   $   0.12    $   0.16  $    0.19     $   0.21
                                      ========   ========  =========  =========   ========    ========  =========     ========

Weighted average shares used for
computing diluted earnings per
 common share                          11,720     14,499     17,099     16,471      9,646       9,793      9,771       10,672
                                      ========   ========  =========  =========   ========    ========  =========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Election of Officers" and "Other Information-Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 2000 annual meeting proxy statement, which the Company intends to file within 120 days of its fiscal year end. Certain information regarding executive officers is contained in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the information contained under the headings "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Report of Compensation Committee" in the Company's 2000 annual meeting proxy statement, which the Company intends to file within 120 days of its fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information contained under the heading "Principal Security Holders of the Company" in the Company's 2000 annual meeting proxy statement, which the Company intends to file within 120 days of its fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information contained under the heading "Other Information-Certain
Relationships and Related Transactions" in the Company's 2000 annual meeting proxy statement, which the Company intends to file within 120 days of its fiscal year end.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

       The financial statements filed as part of this report are set forth in response to Item 8.

(a)(2) Financial Statement Schedules

(a)(3) Exhibits

       Exhibit
       Number                            Description
       -------                           -----------

          3.1 Restated Certificate Incorporation of the Company, as filed with the Securities and Exchange Commission on June 16, 1997 as
                 Exhibit 3.1 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference

          3.2 Amended and Restated By-laws of the Company, as filed with the securities and Exchange Commission on June 16, 1997 as Exhibit
                 3.2 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference

          4.1 Form of certificate representing Common Stock of the Company, as filed with the Securities and Exchange Commission March 17, 1997 as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference.

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

         10.10 Brookdale Living Communities, Inc. Stock Incentive Plan, as filed with the Securities and Exchange Commission on December 15, 1997 as Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-41191) and incorporated herein by reference

         10.11 1998 Brookdale Living Communities, Inc. Stock Incentive Plan, as filed with the Securities and Exchange Commission on August 16, 1999 as Exhibit No. 10.13 to the Company's Form 10-Q for the period ended June 30, 1999 (File No. 0-22253) and incorporated herein by reference

         10.12 1999 Brookdale Living Communities, Inc. Stock Incentive Plan, as filed with the Securities and Exchange Commission on August 16, 1999 as Exhibit No. 10.14 to the Company's Form 10-Q for the period ended June 30, 1999 (File No. 0-22253) and incorporated herein by reference

         10.13 Building Loan Agreement, dated as of August 24, 1999, by and among AH Battery Park Owner, LLC, Key Corporate Capital Inc., Fleet National Bank and European American Bank, as filed with the Securities and Exchange Commission on November 15, 1999 as
                 Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 1999 (File No. 0-22253) and incorporated herein by reference

         10.14 Soft Cost Loan Agreement, dated as of August 24, 1999, by and among AH Battery Park Owner, LLC, Key Corporate Capital Inc., Fleet National Bank and European American Bank, as filed with the Securities and Exchange Commission on November 15, 1999 as
                 Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 1999 (File No. 0-22253) and incorporated herein by reference

         10.15 Payment Guaranty, dated as of August 24, 1999, issued by Brookdale Living Communities, Inc. in favor of Key Corporate Capital Inc., as filed with the Securities and Exchange Commission on November 15, 1999 as Exhibit No. 10.3 to the Company's Form 10-Q for the period ended September 30, 1999 (File No. 0-22253) and incorporated herein by reference

         10.16 Completion Guaranty, dated as of August 24, 1999, issued by Brookdale Living Communities, Inc. for the benefit of Key
                 Corporate Capital Inc., as filed with the Securities and Exchange Commission on November 15, 1999 as Exhibit No. 10.4 to the Company's Form 10-Q for the period ended September 30, 1999 (File No. 0-22253) and incorporated herein by reference

         10.17 Indemnity Agreement, dated as of August 24, 1999, issued by Brookdale Living Communities, Inc. in favor of AH Battery Park Owner, LLC, as filed with the Securities and Exchange Commission on November 15, 1999 as Exhibit No. 10.5 to the Company's Form 10-Q for the period ended September 30, 1999 (file No. 0-22253) and incorporated herein by reference

         10.18 Property Option Agreement, dated as of August 24, 1999, by and between AH Battery Park Owner, LLC and Brookdale Living Communities of New York-BPC, Inc., as filed with the Securities and Exchange Commission on November 15, 1999 as Exhibit No.
                 10.6 to the Company's Form 10-Q for the period ended September 30, 1999 (File No. 0-22252) and incorporated herein by reference

         10.19 Equity Option Agreement, dated as of August 24, 1999, by and among AH Battery Park Member LLC, AH Battery Park Owner, LLC and Brookdale Living Communities of New York-BPC, Inc, as filed with the Securities and Exchange Commission on November 15, 1999 as Exhibit No. 10.7 to the Company's Form 10-Q for the period ended September 30, 1999 (File No. 0-22253) and incorporated herein by reference

         10.20 Amended and Restated Development Agreement, dated as of August 24, 1999, by and between AH Battery Park Owner, LLC and Brookdale Living Communities of New York-BPC, Inc., as filed with the Securities and Exchange Commission on November 15, 1999 as Exhibit No. 10.8 to the Company's Form 10-Q for the period ended September 30, 1999 (File No. 0-22253) and incorporated herein by reference

         10.21 Management Agreement, dated as of August 24, 1999, by and between AH Battery Park Owner, LLC and Brookdale Living Communities of New York-BPC, Inc., as filed with the Securities and Exchange Commission on November 15, 1999 as Exhibit 10.9 to the Company's Form 10-Q for the period ended September 30, 1999 (File No. 0-22253) and incorporated herein by reference

         10.22 Loan Agreement, dated as of August 1, 1999 by and among Brookdale Living Communities, Inc. and LaSalle Bank National Association

         12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         21      Subsidiaries of the Registrant

         23.1    Consent of Ernst & Young LLP

         27      Financial Data Schedule

(b)    Reports on Form 8-K

       On October 1, 1999, the Company filed a Current Report on Form 8-K dated September 8, 1999 with the Securities and Exchange Commission announcing pursuant to Item 5 of Form 8-K that the Company's Board of Directors had authorized the repurchase of up to 2,000,000 shares of its Common Stock.

       On October 1, 1999, the Company filed a Current Report on Form 8-K/A dated July 2, 1998 with the Securities and Exchange Commission including pursuant to Item 7 of Form 8-K/A the audited statements of the Chatfield Limited Partnership, which was leased by the Company on July 2, 1998 and the unaudited pro forma statements of the Company reflecting all acquisitions and leases through the lease of Chatfield.

       On December 8, 1999, the Company filed a Current Report on Form 8-K dated December 7, 1999 with the Securities and Exchange Commission announcing pursuant to Item 5 of Form 8-K that the Chief Financial Officer, had resigned and that a successor had been named.

(c)    Exhibits

       The list of  exhibits  filed with this report is set forth in response to
       Item 14(a)(3).  The required exhibits have been filed as indicated in the
       Exhibit Index.

(d)    Financial Statements and Schedules

       Not applicable

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BROOKDALE LIVING COMMUNITIES, INC.
                                 Registrant


Dated:  March 30, 2000           /s/ Mark J. Schulte
                                 -------------------------------------
                                 Mark J. Schulte
                                 President and Chief Executive Officer


Dated:  March 30, 2000           /s/ R. Stanley Young
                                 -------------------------------------
                                 R. Stanley Young
                                 Executive  Vice  President,
                                 Chief  Financial  Officer  and
                                 Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/ Michael W. Reschke                                  March 30, 2000
         -----------------------------------
         Michael W. Reschke
         Chairman of the Board, Director


         /s/ Mark J. Schulte                                     March 30, 2000
         -----------------------------------
         Mark J. Schulte
         President and Chief Executive Officer, Director
         (Principal Executive Officer)


         /s/ Robert J. Rudnik                                    March 30, 2000
         -----------------------------------
         Robert J. Rudnik
         Executive Vice President and General Counsel,
         Director


         /s/ R. Stanley Young                                    March 30, 2000
         -----------------------------------
         R. Stanley Young
         Executive Vice President, Chief Financial Officer
         and Treasurer
         (Principal Financial and Accounting Officer)


         /s/ Wayne D. Boberg                                     March 30, 2000
         -----------------------------------
         Wayne D. Boberg, Director


         /s/ Bruce L. Gewertz                                    March 30, 2000
         -----------------------------------
         Bruce L. Gewertz, Director


         /s/ Darryl W. Hartley-Leonard                           March 30, 2000
         -----------------------------------
         Darryl W. Hartley-Leonard, Director


         /s/ Mark H. Tabak                                       March 30, 2000
         -----------------------------------
         Mark H. Tabak, Director


         /s/ Paul H. Warren                                      March 30, 2000
         -----------------------------------
         Paul H. Warren, Director