Form 10-Q
period 2000-03-31
BROOKDALE LIVING COMMUNITIES INC
filed 2000-05-15
CIK 1023010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarterly Period ended March 31, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from ________ to _________.

Commission File Number       0-22253
                             -------

                       BROOKDALE LIVING COMMUNITIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        36-4103821
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation)

330 North Wabash Avenue, Suite 1400
         Chicago, IL                                         60611
------------------------------------        ------------------------------------
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

As of May 12, 2000, 9,850,749 shares (not including 1,724,800 shares held in the Company's treasury) of the registrant's Common Stock, $0.01 par value per share, were outstanding.



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                              FORM 10-Q

                                                                INDEX
                                                                -----

PART I:  FINANCIAL INFORMATION                                                                                        PAGE
                                                                                                                      ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).                                                                               3

         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                                          4

         Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999                        5

         Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999                        6

         Notes to Consolidated Financial Statements                                                                      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                         11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                                    14

PART II: OTHER INFORMATION                                                                                              16

ITEM 1.  LEGAL PROCEEDINGS.                                                                                             16
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                                     16
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                                               16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                                           16
ITEM 5.  OTHER INFORMATION.                                                                                             16
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                                              16

SIGNATURES                                                                                                              18



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

          Brookdale Living Communities, Inc. was incorporated on September 4, 1996 and commenced operations upon the completion of its initial public offering on May 7, 1997. The consolidated financial statements of Brookdale Living Communities, Inc. and its subsidiaries (the "Company") represent the results of operations of 24 facilities the Company operated during the period ended March 31, 2000.

          The aforementioned financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2000.



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                             March 31, 2000      December 31, 1999
                                                                             --------------      -----------------
                                                                               (unaudited)         (audited)

ASSETS
Cash and cash equivalents..............................................      $       6,949        $         638
Short-term investments.................................................                  -               12,505
Accounts receivable....................................................              1,534                1,188
Notes receivable.......................................................              5,147                5,147
Reimbursable development costs.........................................             19,904               10,958
Prepaid expenses and other.............................................              5,423                4,456
                                                                             -------------        -------------
      Total current assets.............................................             38,957               34,892
                                                                             -------------        -------------

Property, plant and equipment..........................................            142,356              139,323
Accumulated depreciation...............................................            (11,383)             (10,472)
                                                                             -------------        -------------
      Property, plant and equipment, net...............................            130,973              128,851
                                                                             -------------        -------------

Property under development.............................................             21,269               13,401
Cash and investments - restricted......................................              7,648                9,835
Investment certificates - restricted...................................             30,131               35,637
Lease security deposits................................................             89,323               92,735
Other, net.............................................................             26,390               24,854
                                                                             -------------        -------------
      Total assets.....................................................      $     344,691        $     340,205
                                                                             =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current portion of long-term debt......................................      $         120        $         118
Current portion of deferred gain on sale of property...................                806                  805
Accrued interest payable...............................................              1,760                  413
Accounts payable and accrued expenses..................................             17,252               12,251
Tenant refundable entrance fees and security deposits..................              7,612                7,648
Other..................................................................                505                  574
                                                                             -------------        -------------
      Total current liabilities........................................             28,055               21,809
                                                                             -------------        -------------

Long-term debt, less current portion...................................             98,916               98,947
Convertible subordinated notes.........................................            100,000              100,000
Deferred lease liability...............................................              2,599                2,885
Deferred gain on sale of property, less current portion................             15,109               15,311
Deferred income taxes..................................................              6,795                4,927
                                                                             -------------        -------------
      Total liabilities................................................            251,474              243,879
                                                                             -------------        -------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 20,000 shares authorized, none issued.                  -                    -
Common stock, $.01 par value, 75,000 shares authorized, 11,576 and
    11,575 shares issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively....................................                116                  116
Additional paid-in-capital.............................................             94,144               94,134
Accumulated earnings...................................................             21,312               18,224
Treasury stock, 1,725 and 1,266 common shares, respectively, at cost...            (22,355)             (16,148)
                                                                             -------------        -------------
      Total stockholders' equity.......................................             93,217               96,326
                                                                             -------------        -------------
      Total liabilities and stockholders' equity.......................      $     344,691        $     340,205
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



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             (UNAUDITED)


                                                                Three months ended March 31,
                                                              --------------------------------
                                                                     2000               1999
                                                                  ----------          --------

REVENUE
Resident fees.............................................      $    27,435         $  23,778
Development fees..........................................            1,646             1,666
Management fees...........................................              207                73
                                                                -----------         ---------
       Total revenue......................................           29,288            25,517
                                                                -----------         ---------

EXPENSES
Facility operating........................................           14,890            12,792
General and administrative................................            1,495             1,158
Lease expense.............................................            6,812             6,288
Depreciation and amortization.............................            1,689             1,362
                                                                -----------         ---------
       Total operating expenses...........................           24,886            21,600
                                                                -----------         ---------
       Income from operations.............................            4,402             3,917
Interest income...........................................            2,685             1,546
Interest expense..........................................           (2,217)           (1,127)
                                                                -----------         ---------
       Income before income tax expense...................            4,870             4,336
Income tax expense........................................           (1,782)           (1,579)
                                                                -----------         ---------

       Net income.........................................      $     3,088         $   2,757
                                                                ===========         =========

Basic earnings per common share...........................      $      0.31         $    0.24
                                                                ===========         =========

Weighted average shares used for computing basic
    earnings per common share.............................            9,984            11,572
                                                                ===========         =========

Diluted earnings per common share.........................      $      0.26         $    0.24
                                                                ===========         =========

Weighted average shares used for computing diluted
    earnings per common share.............................           15,504            11,720
                                                                ===========         =========


See accompanying notes to consolidated financial statements.



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)


                                                                                    Three months ended March 31,
                                                                                   ------------------------------
                                                                                      2000                1999
                                                                                   ----------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income...........................................................       $       3,088       $        2,757
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.....................................               1,689                1,362
       Deferred income taxes.............................................               1,782                1,477
       Change in deferred lease liability................................                (286)                 107
       Deferred gain on sale of property.................................                (202)                (201)
       Changes in:
          Accounts receivable............................................                (346)                (241)
          Prepaid expenses and other.....................................              (2,392)              (2,223)
          Accrued interest payable.......................................               1,347                  (25)
          Accounts payable and accrued expenses and other................               4,932                1,904
          Tenant refundable entrance fees and security deposits..........                 (36)                  30
                                                                                --------------      --------------
              Net cash provided by operating activities..................               9,576                4,947
                                                                                --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease (increase) in lease security deposits and acquisitions......               3,412               (9,942)
    Decrease in cash and investments - restricted........................               2,187                  130
    Decrease (increase) in investment certificates - restricted..........               5,506               (7,191)
    Proceeds from sale of property under development, net................                   -                  140
    Property under development, net of related payables .................              (7,868)                (730)
    Payments received on notes receivable................................                   -                1,903
    Purchases of short-term investments..................................             (14,005)                   -
    Sales of short-term investments......................................              26,510                    -
    Additions to property, plant and equipment and reimbursable
       development costs, net of related accounts payable................             (12,543)              (1,878)
                                                                                --------------      --------------
              Net cash provided by (used in) investing activities........               3,199              (17,568)
                                                                                --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term debt..........................................                 (29)                 (75)
    Proceeds from unsecured lines of credit..............................               4,000               27,700
    Repayment of unsecured lines of credit...............................              (4,000)             (14,600)
    Increase in letter of credit deposits, net...........................                   -                 (158)
    Payment of financing costs...........................................                (238)                (409)
    Proceeds from issuance of common stock...............................                  10                    -
    Purchases of treasury stock..........................................              (6,207)                   -
                                                                                --------------      --------------
              Net cash (used in) provided by financing activities........              (6,464)              12,458
                                                                                --------------      --------------
              Net increase (decrease) in cash and cash equivalents.......               6,311                 (163)
              Cash and cash equivalents at beginning of period...........                 638                1,065
                                                                                --------------       -------------
              Cash and cash equivalents at end of period.................       $       6,949       $          902
                                                                                ==============      ==============



See accompanying notes to consolidated financial statements.



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)



                                                                                    Three months ended March 31,
                                                                                   ------------------------------
                                                                                     2000                 1999
                                                                                     ----                 ----

Supplemental Disclosure of Cash Flow Information:

Interest paid, net of amounts capitalized.............................          $         870      $         1,152
                                                                                =============      ===============

Income taxes paid.....................................................          $          67      $             3
                                                                                =============      ===============

Supplemental Schedule of Noncash Investing and Financing
Activities:

In connection with property acquisitions and net lease transactions, assets acquired and liabilities assumed were as follows:
     Fair value of assets acquired....................................          $           -      $        11,404
     Less - cash consideration paid...................................                      -               10,911
                                                                                -------------      ---------------

     Liabilities assumed..............................................          $           -      $           493
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


               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE, UNITS AND SQUARE FOOT AMOUNTS)
                                   (UNAUDITED)

1.   ORGANIZATION

     Brookdale  Living  Communities,   Inc.  was  incorporated  in  Delaware  on
September 4, 1996 and commenced operations upon the completion of the initial public offering of its common stock on May 7, 1997.

     The consolidated financial statements of Brookdale Living Communities, Inc. and its subsidiaries (the "Company") include the properties owned or leased by the Company. The Company operates in the senior independent and assisted living segment. The properties owned, leased or managed by the Company or under construction as of March 31, 2000 (collectively, the "Properties") are located throughout the United States as indicated on the following table:


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

Leased Facilities:
------------------
The Hallmark                                         May 7, 1997                Chicago, IL
The Springs of East Mesa                             May 7, 1997                Mesa, AZ
The Gables at Brighton                               May 7, 1997                Rochester, NY
The Park Place                                       May 7, 1997                Spokane, WA
The Gables at Farmington                             November 24, 1997          Farmington, CT
The Classic at West Palm Beach                       December 18, 1997          West Palm Beach, FL
The Brendenwood Retirement Community                 December 22, 1997          Voorhees, NJ
Kenwood of Lake View (formerly Harbor Village)       March 6, 1998              Chicago, IL
The Atrium of San Jose                               May 12, 1998               San Jose, CA
Chatfield                                            July 2, 1998               West Hartford, CT
Ponce de Leon                                        October 21, 1998           Santa Fe, NM
Woodside Terrace                                     December 22, 1998          Redwood City, CA
River Bay Club                                       January 19, 1999           Quincy, MA
Berkshire of Castleton (formerly Oakleaf Village)    September 14, 1999         Indianapolis, IN
Devonshire (formerly Benchmark) of Hoffman Estates   December 22, 1999          Hoffman Estates, IL

Managed Facilities:
-------------------
The Island on Lake Travis                                                       Lago Vista, TX
The Kenwood                                                                     Minneapolis, MN
Heritage at Gaines Ranch (2)                                                    Austin, TX
Heritage at Southfield (2)                                                      Southfield, MI
The Meadows of Glen Ellyn (2)                                                   Glen Ellyn, IL

Development Projects Under Construction (3):
--------------------------------------------
Raleigh, North Carolina
New York (Battery Park City), New York
Pittsburgh (Mount Lebanon), Pennsylvania

(1)      The Willows, a 54-unit assisted living addition to the Hawthorn Lakes facility, commenced operations in July 1999.
(2)      These projects were developed by the Company and are being managed by the Company for third party owners.
(3)      The Company is developing these projects for third party owners.


               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. For further information regarding significant accounting policies, please refer to the financial statements and footnotes thereto for the period ended December 31, 1999 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2000.

     Principles of Consolidation

     The consolidated financial statements include the financial statements of Brookdale Living Communities, Inc. ("Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

3.   RECENT DEVELOPMENTS

     During March 2000, the Company opened the 234-unit Meadows of Glen Ellyn located in Glen Ellyn, Illinois, which was developed by the Company and is now being managed by the Company for a third party owner.

     On September 8, 1999, the Company's Board of Directors authorized the Company to purchase up to 2,000 shares of its common stock. During the three months ended March 31, 2000, the Company purchased 459 shares at an aggregate purchase price of $6,207. Total shares repurchased by the Company as of March 31, 2000, were 1,725 shares of which 1,600 shares were repurchased pursuant to the Board authorized program.

     The Company has entered into interest rate lock agreements on behalf of third party owners of development projects with respect to interest rates on floating rate construction debt. The agreements are designed to limit the exposure to movements in floating interest rates on the development construction project loans, and the Company is to be reimbursed by the third party for any payments made pursuant to the agreements. The notional amount of the construction loans being hedged is $53,500, and the approximate fair value of such hedging contracts was $1,379 at March 31, 2000.

     In connection with the replacement credit enhancements obtained to secure the payment of principal and interest on the $65,000 of tax-exempt bonds secured by The Devonshire and The Heritage of Des Plaines and the $15,040 of tax exempt bonds secured by Edina Park Plaza, the Company purchased $65,000 and $15,040 of interest rate caps, with a strike price of 6.35% and 6.58%, a fair value of $188 and $48 at March 31, 2000 and an expiration date of June 1, 2004 and December 1, 2004, respectively. The Company's reimbursement obligations are non-recourse obligations secured by mortgages on the facilities; provided, however, Brookdale Living Communities, Inc. has a guaranteed reimbursement obligation for The Devonshire and The Heritage of Des Plaines facilities which is limited to $4,000.

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

4.   INCOME TAXES

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income tax expense principally as a result of non-taxable amortization of the deferred gain on sale of a property and state income taxes.

5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999:


                                                                            Three months ended March 31,
                                                                           ------------------------------
                                                                             2000                 1999
                                                                            -------               ------

       Numerator:
       Numerator for basic earnings per common share                       $   3,088            $  2,757
       Interest expense on convertible
           subordinated notes, net of tax                                        941                   -
                                                                           ---------           ---------
       Numerator for diluted earnings per share                            $   4,029           $   2,757
                                                                           =========           =========

       Denominator:
        Denominator for basic earnings per common share -
          weighted-average shares                                              9,984              11,572
        Effect of dilutive securities:
           Employee stock options                                                 41                 148
           Warrants                                                                -                   -
           Convertible subordinated notes                                      5,479                   -
                                                                           ---------           ---------
         Denominator for diluted earnings per common share-adjusted
               weighted-average shares and assumed conversions                15,504              11,720
                                                                           =========           =========

       Basic earnings per common share                                     $    0.31           $    0.24
                                                                           =========           =========

       Diluted earnings per common share                                   $    0.26           $    0.24
                                                                           =========           =========


6.   PRO FORMA INFORMATION

     The following unaudited pro forma condensed and consolidated statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the Company had leased all of the Leased Facilities, issued 11,575 shares, purchased 1,725 shares of treasury stock and issued $100,000 of 5.5% convertible subordinated notes at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

                                                   Three months ended March 31,
                                                  ------------------------------
                                                         2000         1999
                                                        -----        -----

         Revenue                                     $  29,288    $  28,148
         Net income                                      3,088        2,699
         Basic earnings per share                         0.31         0.27
         Diluted earnings per share                       0.26         0.24

    The pro forma information does not include interest income on available cash from the proceeds of the 5.5% convertible subordinated notes.

7.   SUBSEQUENT EVENTS

     On April 20, 2000, The Prime Group, Inc. ("Prime") and certain of its affiliates agreed to sell 3,929 shares of the Company's common stock, representing approximately 39.9% of the Company's outstanding shares, in a privately negotiated transaction to an affiliate of Fortress Investment Fund ("Fortress"), for an aggregate purchase price of $58,940, or $15 per share. In addition, Fortress has agreed to purchase from Michael W. Reschke, the Company's Chairman and the principal shareholder of Prime, an additional 75 shares of the Company's common stock which Mr. Reschke has the option to purchase, for an aggregate purchase price of $1,125, or $15 per share. Completion of the sale is subject to certain customary closing conditions including satisfaction of the applicable requirements of the Hart-Scott-Rodino Antitrust Improvements Act. Upon completion of the sale, Mr. Reschke will resign from the Company's board of directors, and two of Fortress' designees will be elected to the Company's board to fill the vacancy created by Mr. Reschke's resignation and to fill the currently existing vacancy on the Board.

     The transaction was approved by an independent committee of the Company's board based on, among other things, the execution of a standstill agreement by Fortress. The standstill agreement provides that Fortress may not acquire during its term

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

additional Company common stock or engage in other activity designed to acquire control of the Company, except in the context of a cash tender offer for all of the Company's shares at a price not less than $15 per share, which cannot occur without the Board's consent prior to July 5, 2000. The standstill agreement terminates on May 14, 2002, but may terminate earlier if, Fortress acquires a majority of the Company's common stock pursuant to a cash tender offer for all of the Company's shares at a price not less than $15 per share, which tender offer may not be commenced prior to July 5, 2000 without the Board's consent.

     On April 24, 2000, the Company obtained a $9,000 construction loan secured by the 82-unit skilled nursing addition to The Devonshire facility located in Lisle, Illinois. The loan bears interest at a variable rate minus one-half percent, payable in monthly installments of interest only, and matures March 31, 2003. Brookdale Living Communities, Inc., has a guaranteed reimbursement obligation under the loan until the facility meets certain performance requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS AND SHARE AMOUNTS IN THOUSANDS).

     The following discussion is based on and should be read in conjunction with the Consolidated Financial Statements of the Company as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999, including the related notes, and other information appearing elsewhere in this Form 10-Q. Historical results and any apparent percentage relationships with respect thereto are not necessarily indicative of future operations.

CAUTIONARY STATEMENTS

     This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements.
Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to:

     -    general  economic  conditions  in the  markets  in which  the  Company operates;
     - competitive pressures within the industry or the markets in which the Company operates;
     - the successful completion of the acquisition of facilities by the Company, the successful completion of development activities, the successful integration of newly acquired, leased or developed facilities with the operations of the Company's existing facilities, fluctuations in operating results or occupancy levels in the markets in which the Company competes, or unanticipated changes in expenses or capital expenditures;
     - the effect of future legislation or regulatory changes on the Company's operations; and
     - other factors described from time to time in the Company's filings with the Securities and Exchange Commission, including this Form 10-Q and the Company's 1999 Annual Report on Form 10-K.

The forward-looking statements included in this report are made only as of the date hereof. Except as required by law, the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

     Brookdale provides independent and assisted living services to seniors through its owned, leased or managed facilities. As of March 31, 2000, the Company operated 24 senior independent and assisted living facilities containing a total of approximately 5,328 units. Four facilities are owned by the Company, 15 facilities are leased by the Company and five facilities (one of which is owned by an affiliate of The Prime Group, Inc. ("PGI")) are managed by the Company pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior residents to age-in-place and thereby maintain their stay for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

     The Company derives its revenues from resident fees, development fees and management fees. Resident fees consist of charges for leasing units, providing basic care services and, in certain instances, providing supplemental care services to residents. Basic care services generally include meals, housekeeping services within the resident units, social and recreational activities, scheduled transportation to medical centers and shopping, security, emergency call response, and access to on-site medical education and wellness programs. In addition to basic care services, the Company offers custom tailored supplemental care services for residents who desire or need such services. Optional supplemental care services include check-in services and escort and companion services, and, depending on the particular facility and as dictated by state licensing requirements, the Company also provides assistance with activities of daily living, such as dressing, bathing, eating and medication administration or

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

reminders. The Company may expand its supplemental service offerings, as permitted by applicable state licensing requirements, in order to capture incremental revenue and enable its residents to remain in its facilities longer. Resident fees typically are paid monthly by residents, their families or other responsible parties. As of March 31, 2000, over 99% of the Company's revenue was derived from private pay sources.

     The Company derives additional revenue from development fees associated with developing senior independent and assisted living facilities for unaffiliated third parties and management fees for managing senior independent and assisted living facilities pursuant to management contracts. Management fees typically range from 3.0% to 5.0% of a managed facility's total gross revenues. Fees are recognized as revenues when services are rendered.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

     For the three months ended March 31, 2000, results reflect the operations of the Company's 24 facilities. For the three months ended March 31, 1999, results reflect the operations of 19 facilities.

     Revenue. Total revenue increased by $3,771, or 14.8%, to $29,288 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. Resident fees increased by $3,657, or 15.4%, to $27,435. Of the increase in total revenue, $993 (or a "same store" increase of 4.4%) reflects an increase in resident fees at the facilities that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. $2,664 of such increase reflects revenue from facilities first leased after March 31, 1999. The remaining $114 of the total revenue increase reflects increased revenue from management fees for facilities being managed by the Company for third-party owners offset by a decrease in revenue from development fees.

     Operating Expenses. Total operating expenses increased by $3,286, or 15.2%, to $24,886 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. Facility operating expenses increased by $2,098, or 16.4%, to $14,890 primarily due to the expenses associated with the facilities first leased after March 31, 1999.

     General and administrative expense increased by $337, or 29.1%, to $1,495 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999 due to increased personnel at the corporate office and increased costs associated with the Company's branding and marketing efforts.

     Lease expense increased by $524, or 8.3%, to $6,812 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999 due primarily to the lease expense associated with the facilities first leased after March 31, 1999. Depreciation and amortization increased by $327, or 24.0%, to $1,689 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. This increase primarily reflects the depreciation of additional furniture, fixtures and equipment at the corporate office and improvements at the facilities.

     Interest income increased by $1,139, or 73.7%, to $2,685 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999 due to the investment of the net proceeds from the issuance, in May 1999, of $100,000 of 5.5% convertible subordinated notes due 2009, and an increase in various lease security deposits and investment certificates-restricted.

     Interest expense increased by $1,090, or 96.7%, to $2,217 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999 due to the issuance, in May 1999, of $100,000 of 5.5% convertible subordinated notes due 2009 partially offset by a decrease in borrowings under the lines of credit.

     Net Income. For the three months ended March 31, 2000, the Company generated net income of $3,088, as compared to a net income of $2,757 for the three months ended March 31, 1999, due to the changes in revenue and expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

     Since the formation of the Company on May 7, 1997, the Company has financed its growth from issuance of common stock, borrowings under lines of credit, issuance of convertible subordinated notes, entering into operating leases with third parties and cash generated from the operation of the facilities.

     At March 31, 2000, the Company had $6,949 in cash and cash equivalents.

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

     Cash and cash equivalents (which does not include cash and investments - restricted of $7,648, investment certificates - restricted of $30,131 and lease security deposits of $89,323) increased by $6,311 to $6,949 at March 31, 2000 as compared to December 31, 1999 primarily due to cash generated from operating activities, decreases in lease security deposits, investment certificates - restricted, restricted cash and investments, and short-term investments, offset by an increase in property under development, reimbursable development costs and purchase of treasury stock.

     Net cash provided by operating activities for the three months ended March 31, 2000 totaled $9,576 as a result of increased facility operations before depreciation and amortization and the commencement of the lease of the Devonshire of Hoffman Estates facility leased December 22, 1999.

     Net cash provided by investing activities totaled $3,199 for the three months ended March 31, 2000. Investing activities included cash received from decreased lease security deposits of $3,412, investment certificates - restricted of $5,506, and cash and investments - restricted of $2,187, and the net sale of short term investments of $12,505, offset by cash paid for property under development of $7,868 and an increase in additions to property, plant and equipment and reimbursable development costs of $12,543.

     Net cash used in financing activities was $6,464 for the three months ended March 31, 2000 of which $6,207 was used to purchase 459 shares of treasury stock.

COMPANY INDEBTEDNESS

     As of March 31, 2000 and December 31, 1999 the Company's debt was $199,036 and $199,065, respectively. The decrease is primarily attributable to the payments for a mortgage note payable. As of March 31, 2000 and December 31, 1999, the Company had $86,040 of variable rate long-term indebtedness of which $80,040 was in the form of variable rate tax-exempt bonds. The interest rates (exclusive of credit enhancement and other fees) on the variable rate tax-exempt bonds were 3.8% and 5.5% at March 31, 2000 and December 31, 1999, respectively (the average interest rate was 3.7% and 3.4%, for the period ended March 31, 2000 and the year ended December 31, 1999, respectively), and are subject to interest rate caps. The tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents.

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

ACQUISITION AND DEVELOPMENT ACTIVITIES

     The Company currently plans to commence development of 3 to 4 new facilities per year on behalf of third party owners containing approximately 220 units each and focus its future acquisition/lease strategy to larger portfolio transactions. However, the Company may acquire or lease individual facilities. The Company anticipates that new developments will require 8 to 10 months for pre-construction development, 12 to 14 months for construction and approximately 12 to 18 months after opening to achieve a stabilized occupancy rate of approximately 95%. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $35,000, or approximately $159 per unit. At March 31, 2000, the Company had 7 sites under development for third parties for senior independent and assisted living facilities, 3 of which were under construction. The Company's estimated capital expenditures related to sites under development is approximately $12,000 to $14,000. Capital expenditures related to the Company's existing facilities, including the 82-unit skilled nursing center adjacent to The Devonshire facility located in Lisle, Illinois, currently under construction, are estimated to be approximately $4,000 to $6,000 for the remainder of 2000.

     In 1998, the Company established a $100,000 credit facility with The Capital Company of America LLC (successor-in-interest to Nomura Asset Capital Corporation) ("Lender") pursuant to which the Lender agreed to provide financing of up to an aggregate of $100,000 for projects, developed by the Company for third parties. In 1998, an aggregate $51,000 of the credit facility was committed to the Austin, Texas and Southfield, Michigan development projects, both of which opened in August 1999. During 2000, the Company and the Lender commenced discussions to amend the credit facility and the loans made thereunder. In general, the amendment would provide for the funding of the Pittsburgh, Pennsylvania development project being developed for a third party, no further obligation of the Lender to fund under the $100,000 commitment, elimination of the Lender's obligation to fund the permanent loans under the credit facility and elimination of the Company's loan resizing obligation on the Austin, Texas and Southfield, Michigan loans. There can be no assurance that the Company will be able to execute the amendment or obtain the financing necessary for its acquisition and development programs.

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

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

     Some financing obtained in the future is expected to contain terms and conditions and representations and warranties that are customary for such loans and may contain financing covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain amounts of funds in escrow, (ii) limit, among other things, the ability of the Company to borrow additional funds, dispose of assets and engage in mergers or other business combinations and (iii) restrict the ability of the Company to operate competing facilities within certain distances from mortgaged facilities. There can be no assurance that financing for the Company's acquisition and development programs will be available to the Company on acceptable terms or at all. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans and could therefore have a material adverse effect on the ability of the Company to meet its growth plans and its business plan and on the Company's financial condition and result of operations.

     To date, the Company's ability to increase cash flow to meet rising costs has not been adversely affected in any material way by existing, or proposed, rent control ordinances. Rent control ordinances may not be applicable to the Company's facilities due to the services provided for the monthly fees charged to its residents. If the Company's facilities were subject to rent control ordinances, an imposed limitation on the resident fees that the Company may charge at any such facility could impair the Company's ability to meet any rising costs of operating the facility.

COMPETITION

     The long-term care industry is highly competitive and the independent and assisted living segment is becoming increasingly competitive. The Company competes with many other providers of long-term care alternatives, such as not-for-profit organizations, home health care agencies, facility-based service programs, retirement communities, convalescent centers and other independent and assisted living providers. In pursuing the Company's development and operations strategies, the Company has experienced and expects to continue to experience increased competition in its efforts to develop and acquire and lease independent and assisted living facilities. Consequently, the Company can give no assurance that it will not encounter increased competition that could limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

IMPACT OF INFLATION

     Resident fees from senior independent and assisted living facilities owned or leased by the Company, management fees from facilities managed by the Company for third parties and development fees from facilities developed by the Company for third parties are the Company's primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior independent and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's residency agreements allow for adjustments in the monthly fees payable thereunder not less frequently than every 12 or 13 months, thereby enabling the Company to seek increases in monthly fees due to inflation, demand or other factors. Any such increase would be subject to market and competitive conditions. The Company believes, however, that the ability to adjust the monthly fees payable under the residency agreements on an annual basis serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, at March 31, 2000, approximately $86,040 in principal amount of the Company's indebtedness bore interest at a floating rate. The Company's exposure to rising interest rates is mitigated by using interest rate caps on $80,040 of its floating rate debt. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

YEAR 2000

     The Company implemented a program to assess, remediate and mitigate the potential impact of the Year 2000 Issue throughout the Company. The Company's program was structured to address its internal computer systems and applications, network services operations, facilities operations and third-party vendors and suppliers. As a result of the planning and

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

implementation efforts, the Company did not experience any disruption due to the Year 2000 Issue. During 2000, the Company is continuing to upgrade its accounting, human resources, property management and marketing systems to meet its internal and external needs. Through March 31, 2000, the Company had capitalized approximately $5,084 upgrading such systems. The Company will continue to monitor its computer systems and applications, network services operations, facilities operations and third-party vendors and suppliers to ensure that any Year 2000 Issues are addressed promptly.

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

     The Company's long-term debt and related contracts to limit interest rate risk at March 31, 2000 are as follows:



                                                                                         Interest Rate Cap
                                                                          -------------------------------------------
                                               Rate at                    Fixed                Approximate Fair Value
                               Amount     March 31, 2000      Maturity    Rate    Maturity        at March 31, 2000
                               ------     --------------      --------    ----    --------    -----------------------

Fixed rate debt:
     Convertible subordinated
       notes...................$ 100,000       5.5%              2009       -          -         $       -
     Mortgage Loan.............   12,996     8.525%              2027       -          -                 -
                               ---------
                                112,996

Variable rate debt:
     LIBOR plus 1.625%.........    6,000     7.721%              2002       -          -                 -
     Tax-exempt................   65,000      3.96%         2019-2025       6.35%   6/1/04             188
     Tax-exempt................   15,040      3.85%              2029       6.58%  12/1/04              48
                               ---------    =======              ====       =====  =======         -------
                                  86,040
                               ---------

Total.........................$  199,036                                                         $     236
                              ==========                                                         =========


     If interest rates on the Company's variable rate debt, including tax-exempt bonds, increased by 1 percentage point as of December 31, 1999, the annual interest expense would increase by approximately $860.

     Lease expense - The Company has entered into operating leases which have fixed terms and are subject to renewal at the option of the Company. The Company has an option to purchase the properties prior to or at the end of the lease. The lease for four of the facilities requires the payment of additional rent of 10% of the amount by which the revenue generated from the facilities during the applicable year exceeds the revenues generated from the facilities during 1998.

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

               None

     ITEM 6.   Exhibits and Reports on Form 8-K.


(a)  EXHIBITS:
                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                       DESCRIPTION
      -------                      -----------

        3.1 Restated Certificate of Incorporation of Brookdale Living Communities, Inc., as filed with the Securities and Exchange Commission on June 16, 1997 as Exhibit 3.1 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference.

        3.2 Amended and Restated By-laws of Brookdale Living communities, Inc., as filed with the Securities and Exchange Commission on June 16, 1997 as Exhibit 3.2 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference.

        4.1 Form of certificate representing Common Stock of Brookdale Living Communities, Inc., as filed with the Securities and Exchange Commission on March 17, 1997 as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference.

        12          Computation of Ratio of Earnings to Fixed Charges.

        27          Financial Data Schedule.

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

(b)   REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the period covered by this quarterly report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BROOKDALE LIVING COMMUNITIES, INC.
                                       Registrant


Date:  May 15, 2000                    /s/ Mark J. Schulte
       ------------------              ------------------------------------
                                       Mark J. Schulte
                                       President and
                                       Chief Executive Officer


Date:  May 15, 2000                    /s/ R. Stanley Young
       ------------------              ------------------------------------
                                       R. Stanley Young
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer