Form 10-Q
period 2000-06-30
BROOKDALE LIVING COMMUNITIES INC
filed 2000-08-14
CIK 1023010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarterly Period ended June 30, 2000.

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

As of August 11, 2000, 9,926,549 shares (not including 1,724,800 shares held in the Company's treasury) of the registrant's Common Stock, $0.01 par value per share, were outstanding.


                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                              FORM 10-Q

                                                                INDEX
                                                                -----


PART I:  FINANCIAL INFORMATION                                                                                        PAGE
                                                                                                                      ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).                                                                               3

         Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                                           4

         Consolidated  Statements  of  Operations  for the three  months and six months ended June
         30, 2000 and 1999                                                                                               5

         Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999                           6

         Notes to Consolidated Financial Statements                                                                      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                         12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                                    17

PART II: OTHER INFORMATION                                                                                              19

ITEM 1.  LEGAL PROCEEDINGS.                                                                                             19
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                                     19
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                                               19
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                                           19
ITEM 5.  OTHER INFORMATION.                                                                                             19
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                                              20

SIGNATURES                                                                                                              22



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

          Brookdale Living Communities, Inc. was incorporated on September 4, 1996 and commenced operations upon the completion of its initial public offering on May 7, 1997. The consolidated financial statements of Brookdale Living Communities, Inc. and its subsidiaries (the "Company") represent the results of operations of 24 facilities the Company operated during the six months period ended June 30, 2000.

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



                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                              June 30, 2000      December 31, 1999
                                                                              -------------      -----------------
                                                                               (unaudited)            (audited)

ASSETS
Cash and cash equivalents..............................................      $         788        $         638
Short-term investments.................................................                  -               12,505
Accounts receivable....................................................              1,022                1,188
Notes receivable.......................................................              5,546                5,147
Reimbursable development costs.........................................             24,454               10,958
Prepaid expenses and other.............................................              5,249                4,456
                                                                             -------------        -------------
      Total current assets.............................................             37,059               34,892
                                                                             -------------        -------------

Property, plant and equipment..........................................            144,272              139,323
Accumulated depreciation...............................................            (12,754)             (10,472)
                                                                             -------------        -------------
      Property, plant and equipment, net...............................            131,518              128,851
                                                                             -------------        -------------

Property under development.............................................             27,259               13,401
Cash and investments - restricted......................................              9,229                9,835
Investment certificates - restricted...................................             38,876               35,637
Lease security deposits................................................             93,101               92,735
Other, net.............................................................             28,361               24,854
                                                                             -------------        -------------
      Total assets.....................................................      $     365,403        $     340,205
                                                                             =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current portion of long-term debt......................................      $         123        $         118
Current portion of deferred gain on sale of property...................                806                  805
Unsecured line of credit...............................................             16,000                    -
Accrued interest payable...............................................                547                  413
Accounts payable and accrued expenses..................................             17,266               12,251
Tenant refundable entrance fees and security deposits..................              7,463                7,648
Other..................................................................                605                  574
                                                                             -------------        -------------
      Total current liabilities........................................             42,810               21,809
                                                                             -------------        -------------

Long-term debt, less current portion...................................            102,322               98,947
Convertible subordinated notes.........................................            100,000              100,000
Deferred lease liability...............................................              2,584                2,885
Deferred gain on sale of property, less current portion................             14,908               15,311
Deferred income taxes..................................................              7,357                4,927
                                                                             -------------        -------------
      Total liabilities................................................            269,981              243,879
                                                                             -------------        -------------

STOCKHOLDERS' EQUITY
Preferred  stock,  $.01 par value,  20,000  shares  authorized,  none
    issued.............................................................                  -                    -
Common stock, $.01 par value,  75,000 shares  authorized,  11,651 and
    11,575 shares issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively....................................                116                  116
Additional paid-in-capital.............................................             95,056               94,134
Accumulated earnings...................................................             22,605               18,224
Treasury stock, 1,725 and 1,266 common shares, respectively, at cost...            (22,355)             (16,148)
                                                                             -------------        -------------
      Total stockholders' equity.......................................             95,422               96,326
                                                                             -------------        -------------
      Total liabilities and stockholders' equity.......................      $     365,403        $     340,205
                                                                             =============        =============


See accompanying notes to consolidated financial statements.


                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             (UNAUDITED)


                                                                 Three months ended June 30,     Six months ended June 30,
                                                                -----------------------------    -------------------------
                                                                     2000              1999        2000           1999
                                                                  ----------        ---------    ---------      ---------

REVENUE
Resident fees.............................................      $    27,291         $  24,410    $  54,726      $  48,188
Development fees..........................................            1,638             1,635        3,284          3,301
Management fees...........................................              184                72          391            145
                                                                -----------         ---------    ---------      ---------
       Total revenue......................................           29,113            26,117       58,401         51,634
                                                                -----------         ---------    ---------      ---------

EXPENSES
Facility operating........................................           15,832            12,896       30,722         25,688
General and administrative................................            1,954             1,277        3,449          2,435
Lease expense.............................................            6,970             6,358       13,782         12,646
Depreciation and amortization.............................            1,824             1,320        3,513          2,682
Merger costs..............................................              684                 -          684              -
Write-off of deferred financing costs.....................                -               273            -            273
                                                                -----------         ---------    ---------      ---------
       Total operating expenses...........................           27,264            22,124       52,150         43,724
                                                                -----------         ---------    ---------      ---------
       Income from operations.............................            1,849             3,993        6,251          7,910
Interest income...........................................            2,602             1,943        5,287          3,489
Interest expense..........................................           (2,468)           (1,788)      (4,685)        (2,915)
                                                                -----------         ---------    ---------      ---------
       Income before income tax expense...................            1,983             4,148        6,853          8,484
Income tax expense........................................             (690)           (1,508)      (2,472)        (3,087)
                                                                -----------         ---------    ---------      ---------

       Net income.........................................      $     1,293         $   2,640    $   4,381      $   5,397
                                                                ===========         =========    =========      =========

Basic earnings per common share...........................      $      0.13         $    0.23    $    0.44      $    0.47
                                                                ===========         =========    =========      =========

Weighted average shares used for computing
    basic earnings per common share.......................            9,887            11,572        9,935         11,572
                                                                ===========         =========    =========      =========

Diluted earnings per common share.........................      $      0.13         $    0.22    $    0.41      $    0.45
                                                                ===========         =========    =========      =========

Weighted average shares used for computing
    diluted earnings per common share.....................            9,921            14,499       15,452         13,120
                                                                ===========         =========    =========      =========


See accompanying notes to consolidated financial statements.


                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)


                                                                                       Six months ended June 30,
                                                                                    ----------------------------
                                                                                      2000                  1999
                                                                                   ----------            ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..............................................................    $       4,381       $        5,397
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization........................................            3,513                2,682
       Write-off of deferred financing costs................................                -                  273
       Deferred income taxes................................................            2,430                2,787
       Change in deferred lease liability...................................             (301)                 227
       Deferred gain on sale of property....................................             (403)                (402)
       Changes in:
          Accounts receivable...............................................              166                 (387)
          Prepaid expenses and other........................................           (4,451)              (6,213)
          Accrued interest payable..........................................              134                 (595)
          Accounts payable and accrued expenses and other...................            5,046                2,579
          Tenant refundable entrance fees and security deposits.............             (185)                 128
                                                                                -------------       --------------
              Net cash provided by operating activities.....................           10,330                6,476
                                                                                -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) in lease security deposits and acquisitions..................             (366)             (11,295)
    Decrease (increase) in cash and investments - restricted................              606                 (579)
    (Increase) in investment certificates - restricted......................           (3,239)              (4,851)
    Proceeds from sale of property under development, net...................                -                  300
    Property under development, net of related payables ....................          (13,858)              (8,048)
    (Increase) decrease in notes receivable.................................             (399)               1,903
    Purchases of short-term investments.....................................          (19,002)             (55,000)
    Sales of short-term investments.........................................           31,507                    -
    Additions to property, plant and equipment and
       reimbursable development costs, net of related
       accounts payable.....................................................          (19,008)              (4,976)
                                                                                -------------       --------------
              Net cash (used in) investing activities.......................          (23,759)             (82,546)
                                                                                -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term debt.............................................              (58)              (3,151)
    Proceeds from long-term debt............................................            3,438                    -
    Proceeds from unsecured lines of credit.................................           29,000               31,933
    Repayment of unsecured lines of credit..................................          (13,000)             (42,930)
    Proceeds from issuance of convertible subordinated notes, net of costs..                -               94,294
    Increase in letter of credit deposits, net..............................                -               13,919
    Payment of financing costs..............................................             (516)              (1,500)
    Proceeds from issuance of common stock..................................              922                    -
    Purchases of treasury stock.............................................           (6,207)                   -
                                                                                -------------       --------------
              Net cash provided by financing activities.....................           13,579               92,565
                                                                                -------------       --------------

              Net increase in cash and cash equivalents.....................              150               16,495
              Cash and cash equivalents at beginning of period..............              638                1,065
                                                                                -------------       --------------
              Cash and cash equivalents at end of period....................    $         788       $       17,560
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




                                         BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)



                                                                                     Six months ended June 30,
                                                                                ----------------------------------
                                                                                    2000                 1999
                                                                                -------------        -------------

Supplemental Disclosure of Cash Flow Information:

Interest paid, net of amounts capitalized.............................          $       4,609        $       3,510
                                                                                =============        =============

Income taxes paid.....................................................          $          90        $         486
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

     The consolidated financial statements of Brookdale Living Communities, Inc. and its subsidiaries (the "Company") include the properties owned or leased by the Company. The Company operates in the senior independent and assisted living segment. The properties owned, leased or managed by the Company or under construction as of June 30, 2000 are located throughout the United States as indicated on the following table:


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

Development Projects Under Construction (3):
--------------------------------------------
Raleigh, North Carolina
New York (Battery Park City), New York
Pittsburgh (Mount Lebanon), Pennsylvania
Columbus, Ohio
Creve Coeur (St. Louis), Missouri


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

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. For further information regarding significant accounting policies, please refer to the financial statements and footnotes thereto for the period ended December 31, 1999 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2000.

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

3.   RECENT DEVELOPMENTS

     On May 18, 2000, The Prime Group, Inc. ("Prime"), certain of its affiliates and Michael W. Reschke, the former Chairman of the Board of the Company and the principal shareholder of Prime, sold 4,004 shares of the Company's common stock, representing approximately 40.3% of the Company's outstanding shares, in a privately negotiated transaction to an affiliate of Fortress Registered Investment Trust ("Fortress"), for an aggregate purchase price of $60,065, or $15 per share. In connection with and pursuant to the terms of the sale, Mr. Reschke resigned from the Company's board of directors, (the "Company Board") and from his executive office of the Company, and two of Fortress' designees were elected to the Company Board to fill the vacancy created by Mr. Reschke's resignation and to fill the then existing vacancy on the Company Board.

     The transaction was approved by the Committee of Independent Directors of the Company Board (the "Independent Committee") based on, among other things, the execution of a standstill agreement by Fortress. The standstill agreement provides that Fortress may not acquire during the term of the standstill agreement additional Company common stock or engage in other activity designed to acquire control of the Company, except in the context of a cash tender offer for all of the Company's shares at a price not less than $15 per share, which could not occur without the Company Board's consent prior to July 5, 2000. The standstill agreement terminates on May 14, 2002, but may terminate earlier if Fortress acquires a majority of the Company's common stock pursuant to a cash tender offer for all of the Company's shares at a price not less than $15 per share, which tender offer could not be commenced prior to July 5, 2000 without the Company Board's consent. (See Note 7)

     On April 24, 2000, the Company obtained a $9,000 construction loan, of which $3,438 was drawn at June 30, 2000, secured by the 82-unit skilled nursing addition to The Devonshire facility located in Lisle, Illinois. The loan bears interest at the prime rate minus one-half percent, payable in monthly installments of interest only, and matures on March 31, 2003. Brookdale Living Communities, Inc. has a guaranteed reimbursement obligation under the loan until the skilled nursing facility meets certain performance requirements.

     On June 23, 2000, the Company sold certain development rights to a site in Alexandria, Virginia to an unaffiliated third party. The sales price was $614, of which $215 was received in cash and $399 was received by the delivery of a promissory note bearing interest at 12%. The Company will develop the site pursuant to a development agreement with such unaffiliated third party.

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

     On September 8, 1999, the Company Board authorized the Company to purchase up to 2,000 shares of its common stock. Total shares repurchased by the Company as of June 30, 2000 were 1,725 shares, of which 1,600 shares were repurchased pursuant to the Company Board authorized program.

     The Company has entered into interest rate lock agreements on behalf of third party owners of development projects with respect to interest rates on floating rate construction debt. The agreements are designed to limit the exposure to movements in floating interest rates on the development construction project loans, and the Company is to be reimbursed by the third party for any payments made pursuant to the agreements. The notional amount of the construction loans being hedged is $53,500, and the approximate fair value of such hedging contracts was $739 at June 30, 2000.

     In connection with the replacement credit enhancements obtained to secure the payment of principal and interest on the $65,000 of tax-exempt bonds secured by The Devonshire and The Heritage of Des Plaines and the $15,040 of tax exempt bonds secured by Edina Park Plaza, the Company purchased $65,000 and $15,040 of interest rate caps, with a strike price of 6.35% and 6.58%, a fair value of $96 and $25 at June 30, 2000 and an expiration date of June 1, 2004 and December 1, 2004, respectively. The Company's reimbursement obligations are non-recourse obligations secured by mortgages on the facilities; provided, however, Brookdale Living Communities, Inc. has a guaranteed reimbursement obligation for The Devonshire and The Heritage of Des Plaines facilities which is limited to $4,000.

4.   INCOME TAXES

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income tax expense principally as a result of non-taxable amortization of the deferred gain on sale of a property and state income taxes.

5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999:


                                                            Three months ended June 30,     Six months ended June 30,
                                                            ---------------------------     -------------------------
                                                               2000           1999             2000         1999
                                                            -----------    ---------        ---------     ---------

       Numerator:
       Numerator for basic earnings per common share        $     1,293    $   2,640        $   4,381     $   5,397
       Interest expense on convertible
           subordinated notes, net of tax                             -          480            1,883           480
                                                            -----------    ---------        ---------     ---------
       Numerator for diluted earnings per share             $     1,293    $   3,120        $   6,264     $   5,877
                                                            ===========    =========        =========     =========

       Denominator:
        Denominator for basic earnings per common share -
           weighted-average shares                                9,887       11,572            9,935        11,572
        Effect of dilutive securities:
           Employee stock options                                    34           97               38           125
           Warrants                                                   -            -                -             -
           Convertible subordinated notes                             -        2,830            5,479         1,423
                                                            -----------    ---------        ---------     ---------
         Denominator for diluted earnings per common
            share-adjusted weighted-average shares
            and assumed conversions                               9,921       14,499           15,452        13,120
                                                            ===========    =========        =========     =========

       Basic earnings per common share                      $      0.13    $    0.23        $    0.44     $    0.47
                                                            ===========    =========        =========     =========

       Diluted earnings per common share                    $      0.13    $    0.22        $    0.41     $    0.45
                                                            ===========    =========        =========     =========

     Common shares issuable upon the conversion of the convertible subordinated notes have been excluded from the computation for the three months ended June 30, 2000, because the effect of their inclusion would be anti-dilutive.

6.   PRO FORMA INFORMATION

     The following unaudited pro forma condensed and consolidated statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the Company had leased all of the Leased Facilities, issued 11,651 shares, purchased 1,725 shares of treasury stock and issued $100,000 of 5.5% convertible subordinated notes at the beginning of each period presented, nor do they purport to represent the results of operations of the Company for future periods.

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIAIRES


                                                      Six months ended June 30,         Three months ended June 30,
                                                      -------------------------         --------------------------
                                                         2000           1999               2000           1999
                                                      ---------      ---------          ----------      ---------

         Revenue                                      $  58,401      $  56,591          $   29,113      $  28,748
         Net income                                       4,381          5,522               1,293          2,582
         Basic earnings per share                          0.44           0.56                0.13           0.26
         Diluted earnings per share                        0.34           0.41                0.13           0.19


     The pro forma information does not include interest income on available cash from the proceeds of the 5.5% convertible subordinated notes. Also, common shares issuable upon the conversion of the convertible subordinated notes have been excluded from the computation for the three months ended June 30, 2000, because the effect of their inclusion would be anti-dilutive.

7.   SUBSEQUENT EVENTS

     On July 26, 2000, the Company signed a definitive agreement with an affiliate of Senior Housing Properties Trust to purchase four facilities that the Company currently leases and operates pursuant to a master lease agreement for $123,000. The facilities consist of The Hallmark, located in Chicago, Illinois, The Springs of East Mesa, located in Mesa, Arizona, The Gables of Brighton, located in Brighton, New York, and Park Place, located in Spokane, Washington. On July 31, 2000, the Company made a $12,300 earnest money escrow deposit, creditable against the purchase price. The purchase must be completed by October 31, 2000.

     On July 26, 2000, the Company, Fortress, Fortress Brookdale Acquisition LLC, a Delaware limited liability company ("Purchaser"), owned by Fortress, Health Partners, a Bermuda exempted partnership ("Health Partners") and certain of their respective affiliates, and FBZ Acquisition Corp., a Delaware Corporation and wholly-owned subsidiary of Purchaser, (Acquisition Sub"), signed a definitive merger agreement, which provides that Purchaser will commence a cash tender offer for all of the Company's outstanding shares of common stock not already owned by Purchaser for a net purchase price of $15.25 per share. Health Partners also agreed to contribute to Purchaser its $100,000 5.5% convertible subordinated note due 2009 issued by the Company, which is convertible into 5,479 shares of the Company's common stock.

     The all-cash transaction, which is structured as a $15.25 per share cash tender offer followed by a second-step merger of the Company with Acquisition Sub, is valued at approximately $91,000, excluding shares already owned by Purchaser. The tender offer commenced on August 1, 2000 and will conclude on September 5, 2000, unless extended. The Company has approximately 9,927 shares of common stock outstanding, including approximately 4,004 shares owned by Purchaser. The Company Board, acting upon the unanimous recommendation of the Independent Committee, has recommended that the stockholders of the Company (other than Purchaser and its affiliates) tender their shares pursuant to the tender offer. The Independent Committee and the Company Board received an opinion from Merrill Lynch, Pierce, Fenner & Smith Incorporated, the Independent Committee's financial advisor, to the effect that the $15.25 per share price in the tender offer and the merger is fair to the stockholders of the Company (other than Purchaser and its affiliates) from a financial point of view.

     The tender offer and merger will be subject to certain customary conditions; however, the tender offer is not subject to a financing condition or a condition that any minimum number of shares be tendered. In addition, the waiting period under the Hart-Scott-Rodino Act was satisfied in connection with Purchaser's initial purchase of the Company's common stock in May 2000.

     Purchaser will be paid an expense reimbursement payment of $750 in the event that the Independent Committee receives a higher offer from a third party and accepts that offer pursuant to the exercise of its fiduciary duties. Other than the expense reimbursement payment, no other "break-up" or "commitment" fee would be payable in such event.

     For more information concerning the tender offer and the merger, refer to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 and Purchaser's Tender Offer Statement on Schedule TO, in each case, as amended and initially filed with the SEC on August 1, 2000.

     In 1998, the Company established a $100,000 credit facility with The Capital Company of America LLC (the successor-in-interest to Nomura Asset Capital Corporation) (the "Lender") pursuant to which the Lender agreed to provide financing of up to an aggregate of $100,000 for projects developed by the Company for third parties. In 1998, an aggregate $51,000 of the credit facility was committed to the Austin, Texas and Southfield, Michigan development projects, both of which opened in August 1999. On August 4, 2000, the Company and the Lender amended the credit facility and the loans made thereunder. In general, the amendment provides a $26,000 construction loan to fund the Pittsburgh (Mount Lebanon), Pennsylvania development project being developed by the Company for a third party, no further obligation of the Lender to fund under the credit facility, elimination of the Lender's obligation to fund the permanent loans under the credit facility and elimination of the Company's loan resizing obligation on the Austin, Texas and Southfield, Michigan loans.

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES


     On August 9, 2000, the Company agreed to increase its line of credit with LaSalle Bank National Association from $35,000 to $45,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS AND SHARE AMOUNTS IN THOUSANDS).

    The following discussion is based on and should be read in conjunction with the Consolidated Financial Statements of the Company as of June 30, 2000 and December 31, 1999 and for the six months and three months ended June 30, 2000 and 1999, including the related notes, and other information appearing elsewhere in this Form 10-Q. Historical results and any apparent percentage relationships with respect thereto are not necessarily indicative of future operations.

CAUTIONARY STATEMENTS

     This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements.
Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to:

     -    general  economic  conditions  in the  markets  in which  the  Company operates;
     - competitive pressures within the industry or the markets in which the Company operates;
     - the successful completion of the acquisition of facilities by the Company, the successful completion of development activities, the successful integration of newly acquired, leased or developed facilities with the operations of the Company's existing facilities, fluctuations in operating results or occupancy levels in the markets in which the Company competes, or unanticipated changes in expenses or capital expenditures;
     - the effect of future legislation or regulatory changes on the Company's operations; and
     - other factors described from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"), including this Form 10-Q and the Company's 1999 Annual Report on Form 10-K.

The forward-looking statements included in this report are made only as of the date hereof. Except as required by law, the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

     The Company provides independent and assisted living services to seniors through its owned, leased or managed facilities. As of June 30, 2000, the Company operated 24 senior independent and assisted living facilities containing a total of approximately 5,328 units. Four facilities are owned by the Company, 15 facilities are leased by the Company and 5 facilities are managed by the Company pursuant to management contracts. The Company's senior independent and assisted living facilities offer residents a supportive, "home-like" setting as well as assistance with activities of daily living. By providing residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling senior residents to age-in-place and thereby maintain their stay for a longer time period. The ability to allow residents to age-in-place is beneficial to the Company's residents as well as their families who are burdened with care decisions for their elderly relatives.

     The Company derives its revenues from resident fees, development fees and management fees. Resident fees consist of charges for leasing units, providing basic care services and, in certain instances, providing supplemental care services to residents. Basic care services generally include meals, housekeeping services within the resident units, social and recreational activities, scheduled transportation to medical centers and shopping, security, emergency call response, and access to on-site medical education and wellness programs. In addition to basic care services, the Company offers custom tailored supplemental care services for residents who desire or need such services. Optional supplemental care services include check-in services and escort and companion services, and, depending on the particular facility and as dictated by state licensing requirements, the Company also provides assistance with activities of daily living, such as dressing, bathing, eating and medication administration or reminders. The Company may expand its supplemental service offerings, as permitted by applicable state licensing requirements, in order to capture incremental revenue and enable its residents to remain in its facilities longer. Resident fees typically are paid monthly by residents, their families or other responsible parties. As of June 30, 2000, over 99% of the Company's revenue was derived from private pay sources.

     The Company derives additional revenue from development fees associated with developing senior independent and assisted living facilities for unaffiliated third parties and management fees for managing senior independent and assisted living facilities

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

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

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

     For the six months ended June 30, 2000, results reflect the operations of the Company's 24 facilities. For the six months ended June 30, 1999, results reflect the operations of 19 facilities.

     Revenue. Total revenue increased by $6,767, or 13.1%, to $58,401 for the six months ended June 30, 2000, when compared to the six months ended June 30, 1999. Resident fees increased by $6,538, or 13.6%, to $54,726. Of the increase in total revenue, approximately $1,727 (or a "same store" increase of 3.8%) reflects an increase in resident fees at the properties that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. Approximately $4,811 of such increase reflects revenue from facilities first leased and managed after June 30, 1999. The remaining $229 of the total revenue increase reflects increased revenue from management fees associated with projects being managed by the Company for third party owners.

     Operating Expenses. Total operating expenses increased by $8,426, or 19.3%, to $52,150 for the six months ended June 30, 2000, when compared to the six months ended June 30, 1999. Facility operating expenses increased by $5,034, or 19.6%, to $30,722 primarily due to the expenses associated with the facilities first leased after June 30, 1999.

     General and administrative expenses increased by $1,014, or 41.6%, for the six months ended June 30, 2000, when compared to six months ended June 30, 1999, primarily due to increased personnel costs in the corporate office and increased costs associated with the Company's branding and marketing efforts.

     Lease expense increased by $1,136, or 9.0%, to $13,782 for the six months ended June 30, 2000, when compared to the six months ended June 30, 1999, primarily due to the lease expense associated with the facilities first leased after June 30, 1999. Depreciation and amortization increased by $831, or 31.0%, to $3,513 for the six months ended June 30, 2000, when compared to the six months ended June 30, 1999. This increase primarily reflects the depreciation of additional furniture, fixtures and equipment at the corporate office and improvements at the facilities.

     During the six months ended June 30, 1999, the Company wrote-off $273 of deferred financing costs in connection with the replacement credit enhancement for the $65,000 of tax-exempt bonds secured by The Devonshire and The Heritage of Des Plaines facilities.

     During the six months ended June 30, 2000, the Company incurred $684 of professional fees in connection with the acquisition by an affiliate of Fortress Registered Investment Trust ("Fortress") of the Company's common stock owned by The Prime Group, Inc. ("Prime"), certain of its affiliates and Michael W. Reschke, the former Chairman of the Board of the Company and the principal shareholder of Prime, in May 2000.

     Interest income increased by $1,798, or 51.5%, to $5,287 for the six months ended June 30, 2000, when compared to the six months ended June 30, 1999, due to the investment of the net proceeds from the issuance of $100,000 of 5.5% convertible subordinated notes due 2009 in May 1999 and an increase in various deposits and restricted investments.

     Interest expense increased $1,770, or 60.7%, to $4,685 for the six months ended June 30, 2000, when compared to the six months ended June 30, 1999, due to increased borrowings under the line of credit and the issuance of $100,000 of 5.5% convertible subordinated notes due 2009 in May 1999.

     Net Income. For the six months ended June 30, 2000, the Company generated net income of approximately $4,381, as compared to a net income of $5,397 for the six months ended June 30, 1999, due to the changes in revenue and expenses described above.

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES


COMPARISON  OF THREE  MONTHS  ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999

     For the three months ended June 30, 2000, results reflect the operations of the Company's 24 facilities. For the three months ended June 30, 1999, results reflect the operations of 19 facilities.

     Revenue. Total revenue increased by $2,996, or 11.5%, to $29,113 for the three months ended June 30, 2000, when compared to the three months ended June 30, 1999. Resident fees increased by $2,881, or 11.8%, to $27,291. Of the increase in total revenue, $580 (or a "same store" increase of 2.4%) reflects an increase in resident fees at the facilities that have been operated during both periods, which resulted primarily from increases in monthly charges under residency agreements. Approximately $2,300 of such increase reflects revenue from facilities first leased after June 30, 1999. The remaining $116 of the total revenue increase reflects increased revenue from development fees and management fees for facilities being developed and managed by the Company for third-party owners.

     Operating Expenses. Total operating expenses increased by $5,140, or 23.2%, to $27,264 for the three months ended June 30, 2000, when compared to the three months ended June 30, 1999. Facility operating expenses increased by $2,936, or 22.8%, to $15,832, primarily due to the expenses associated with the facilities first leased after June 30, 1999.

     General and administrative expense increased by $677, or 53.0%, to $1,954 for the three months ended June 30, 2000, when compared to the three months ended June 30, 1999, due to increased personnel costs at the corporate office and increased costs associated with the Company's branding and marketing efforts.

     Lease expense increased by $612, or 9.6%, to $6,970 for the three months ended June 30, 2000, when compared to the three months ended June 30, 1999, primarily due to the lease expense associated with the facilities first leased after June 30, 1999. Depreciation and amortization increased by $504, or 38.2%, to $1,824 for the three months ended June 30, 2000, when compared to the three months ended June 30, 1999. This increase primarily reflects the depreciation of additional furniture, fixtures and equipment at the corporate office and improvements at the facilities.

     During the three months ended June 30, 1999, the Company wrote-off $273 of deferred financing costs in connection with the replacement credit enhancement for the $65,000 of tax exempt bonds secured by The Devonshire and The Heritage of Des Plaines facilities.

     During the three months ended June 30, 2000, the Company incurred $684 of professional fees in connection with the acquisition by an affiliate of Fortress of the Company's common stock owned by Prime, certain of its affiliates and Michael W. Reschke, the former Chairman of the Board of the Company and the principal shareholder of Prime, in May 2000.

     Interest income increased by $659, or 33.9%, to $2,602 for the three months ended June 30, 2000, when compared to the three months ended June 30, 1999, due to the investment of the net proceeds from the issuance of $100,000 of 5.5% convertible subordinated notes due 2009 in May 1999 and an increase in lease security deposits and investment certificates-restricted.

     Interest expense increased by $680, or 38.0%, to $2,468 for the three months ended June 30, 2000, when compared to the three months ended June 30, 1999, due to the issuance of $100,000 of 5.5% convertible subordinated notes due 2009 and higher interest expense, partially offset by a decrease in borrowings under the line of credit.

     Net Income. For the three months ended June 30, 2000, the Company generated net income of $1,293, as compared to a net income of $2,640 for the three months ended June 30, 1999, due to the changes in revenue and expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

     Since the commencement of operations by the Company on May 7, 1997, the Company has financed its growth from issuance of common stock, borrowings under lines of credit, issuance of convertible subordinated notes, entering into operating leases with third parties and cash generated from the operation of the facilities.

     At June 30, 2000, the Company had $788 in cash and cash equivalents.

     Cash and cash equivalents (which does not include cash and investments - restricted of $9,229, investment certificates - restricted of $38,876 and lease security deposits of $93,101) increased by $150 to $788 at June 30, 2000, as compared to December 31, 1999, primarily due to cash generated from operating activities, increases in lease security deposits, investment certificates - restricted, and the line of credit, offset by an increase in property under development, reimbursable development costs and purchase of treasury stock.

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

     Net cash provided by operating activities for the six months ended June 30, 2000 totaled $10,330 as a result of increased facility operations before depreciation and amortization and the commencement of the lease of the Berkshire of Castleton and Devonshire of Hoffman Estates facilities first leased on September 14, 1999 and December 22, 1999, respectively.

     Net cash used in investing activities totaled $23,759 for the six months ended June 30, 2000. Investing activities included increased lease security deposits of $366, investment certificates - restricted of $3,239, notes receivable of $399, cash received from cash and investments - restricted of $606, and the net sale of short term investments of $12,505, offset by cash paid for property under development of $13,858 and an increase in additions to property, plant and equipment and reimbursable development costs of $19,008.

     Net cash provided by financing activities was $13,579 for the six months ended June 30, 2000. Financing activities included proceeds from long-term debt of $3,438, net proceeds from an unsecured line of credit of $16,000 and proceeds from the issuance of common stock of $922, offset by payments of $6,207 to purchase 459 shares of treasury stock and other net uses of $574.

COMPANY INDEBTEDNESS

     As of June 30, 2000 and December 31, 1999, the Company's debt was $218,445 and $199,065, respectively. The increase is primarily attributable to borrowings under the line of credit and proceeds from long-term debt offset by principal payments on a mortgage note. As of June 30, 2000 and December 31, 1999, the Company had $89,478 and $86,040, respectively, of variable rate long-term indebtedness, of which $80,040 was in the form of variable rate tax-exempt bonds. The interest rates (exclusive of credit enhancement and other fees) on the variable rate tax-exempt bonds were 4.8% and 5.5% at June 30, 2000 and December 31, 1999, respectively (the average interest rate was 4.1% and 3.4%, for the period ended June 30, 2000 and the year ended December 31, 1999, respectively), and are subject to interest rate caps. The tax-exempt bonds contain covenants requiring the facilities to maintain a minimum number of units for income qualified residents.

     The Company established a new line of credit in the amount of $35,000 on August 1, 1999, which it agreed to increase to $45,000 on August 9, 2000, and has an effective "shelf" registration statement that originally provided the Company the ability to issue up to $200,000 of equity or debt securities. In November 1998, the Company issued $33,000 of common stock, leaving a balance of $167,000 that the Company may issue in the future under the shelf registration statement. In order to achieve its growth plans, the Company will be required to obtain a substantial amount of additional financing. The Company anticipates that it may use a combination of additional equity and debt financing, lease transactions and cash generated from operations to fund its acquisition and development activities.

ACQUISITION AND DEVELOPMENT ACTIVITIES

     The Company currently plans to commence development of 3 to 4 new facilities per year on behalf of third party owners containing approximately 220 units each and focus its future acquisition/lease strategy to larger portfolio transactions. However, the Company may acquire or lease individual facilities. The Company anticipates that new developments will require 8 to 10 months for pre-construction development, 12 to 14 months for construction and approximately 12 to 18 months after opening to achieve a stabilized occupancy rate of approximately 95%. The total construction costs, including construction period financing costs and operating deficits during the lease-up period, for the 220-unit prototype are estimated to be approximately $35,000, or approximately $159 per unit. At June 30, 2000, the Company had 8 sites under development for third parties for senior independent and assisted living facilities, 5 of which were under construction. The Company's estimated capital expenditures related to sites under development at June 30, 2000 are approximately $11,000 to $13,000. Capital expenditures related to the Company's existing facilities currently under construction are estimated to be approximately $5,000 to $6,000 for the remainder of 2000.

     In 1998, the Company established a $100,000 credit facility with The Capital Company of America LLC (the successor-in-interest to Nomura Asset Capital Corporation) (the "Lender") pursuant to which the Lender agreed to provide financing of up to an aggregate of $100,000 for projects developed by the Company for third parties. In 1998, an aggregate $51,000 of the credit facility was committed to the Austin, Texas and Southfield, Michigan development projects, both of which opened in August 1999. On August 4, 2000, the Company and the Lender amended the credit facility and the loans made thereunder. In general, the amendment provides a $26,000 construction loan for the funding of the Pittsburgh (Mount Lebanon), Pennsylvania development project being developed by the Company for a third party, no further obligation of the Lender to fund under the credit facility, elimination of the Lender's obligation to fund the permanent loans under the credit facility and elimination of the Company's loan resizing obligation on the Austin, Texas and Southfield, Michigan loans.

     The Company's growth plan includes the acquisition or lease of existing independent and assisted living facilities. The success of the Company's acquisitions will be determined by numerous factors, including the Company's ability to identify suitable acquisition candidates, the ability to obtain suitable third-party financing, competition for such acquisitions, the purchase price, lease terms and conditions, the financial performance of the facilities after acquisition and the ability of the Company to integrate and operate acquired facilities effectively. The failure of the Company to adequately address any of these factors may have a material adverse effect on the Company's business, financial condition, revenues and earnings.

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

     The Company's development programs are dependent on a variety of factors, including the ability to identify and purchase suitable development sites, the ability to obtain suitable third-party financing, the ability to locate suitable contractors to construct the facilities, the ability to obtain required zoning and permits and the ability to complete and lease-up the facilities on schedule and within budget.

     Some financing obtained in the future is expected to contain terms and conditions and representations and warranties that are customary for such loans and may contain financing covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain amounts of funds in escrow, (ii) limit, among other things, the ability of the Company to borrow additional funds, dispose of assets and engage in mergers or other business combinations and (iii) restrict the ability of the Company to operate competing facilities within certain distances from mortgaged facilities. There can be no assurance that financing for the Company's acquisition and development programs will be available to the Company on acceptable terms or at all. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans and could therefore have a material adverse effect on the ability of the Company to meet its growth and business plans and on the Company's financial condition and result of operations.

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

COMPETITION

     The long-term care industry is highly competitive and the independent and assisted living segment is becoming increasingly competitive. The Company competes with many other providers of long-term care alternatives, such as not-for-profit organizations, home health care agencies, facility-based service programs, retirement communities, convalescent centers and other independent and assisted living providers. In pursuing the Company's development and operations strategies, the Company has experienced and expects to continue to experience increased competition in its efforts to develop, acquire or lease independent and assisted living facilities. Consequently, the Company can give no assurance that it will not encounter increased competition that could limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

IMPACT OF INFLATION

     Resident fees from senior independent and assisted living facilities owned or leased by the Company, management fees from facilities managed by the Company for third parties and development fees from facilities developed by the Company for third parties are the Company's primary sources of revenue. These revenues are affected by monthly resident fee rates and facility occupancy rates. The rates charged for senior independent and assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. Substantially all of the Company's residency agreements allow for adjustments in the monthly fees payable thereunder not less frequently than every 12 or 13 months, thereby enabling the Company to seek increases in monthly fees due to inflation, demand or other factors. Any such increase would be subject to market and competitive conditions. The Company believes, however, that the ability to adjust the monthly fees payable under the residency agreements on an annual basis serves to reduce the risk to the Company of the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. In addition, at June 30, 2000, approximately $89,478 in principal amount of the Company's indebtedness bore interest at a floating rate. The Company's exposure to rising interest rates is mitigated by using interest rate caps on $80,040 of its floating rate debt. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

YEAR 2000

     The Company implemented a program to assess, remediate and mitigate the potential impact of the Year 2000 Issue throughout the Company. The Company's program was structured to address its internal computer systems and applications, network services operations, facilities operations and third-party vendors and suppliers. As a result of the planning and implementation efforts, the Company did not experience any disruption due to the Year 2000 Issue. During 2000, the Company is continuing to upgrade its accounting, human resources, property management and marketing systems to meet its internal and external needs. Through June 30, 2000, the Company had capitalized approximately $5,296 of cost incurred in upgrading such systems. The Company will continue to monitor its computer systems and applications, network services operations, facilities operations and third-party vendors and suppliers to ensure that any Year 2000 Issues are addressed promptly.

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

OTHER MATTERS

     On July 26, 2000, the Company signed a definitive agreement with an affiliate of Senior Housing Properties Trust to purchase four facilities that the Company currently leases and operates pursuant to a master lease agreement for $123,000. The facilities consist of The Hallmark, located in Chicago, Illinois, The Springs of East Mesa, located in Mesa, Arizona, The Gables of Brighton, located in Brighton, New York, and Park Place, located in Spokane, Washington. On July 31, 2000, the Company made a $12,300 earnest money escrow deposit, creditable against the purchase price. The purchase must be completed by October 31, 2000.

     On July 26, 2000, the Company, Fortress, Fortress Brookdale Acquisition LLC, a Delaware limited liability company ("Purchaser"), owned by Fortress, Health Partners, a Bermuda exempted partnership ("Health Partners"), and certain of their respective affiliates, and FBZ Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Purchaser ("Acquisition Sub"), signed a definitive merger agreement, which provides that Purchaser will commence a cash tender offer for all of the Company's outstanding shares of common stock not already owned by Purchaser for a net purchase price of $15.25 per share. Health Partners also agreed to contribute to Purchaser its $100,000 5.5% convertible subordinated note due 2009 issued by the Company, which is convertible into 5,479 shares of the Company's common stock.

     The all-cash transaction, which is structured as a $15.25 per share cash tender offer followed by a second-step merger of the Company with Acquisition Sub, is valued at approximately $91,000, excluding shares already owned by Purchaser. The tender offer commenced on August 1, 2000 and will conclude on September 5, 2000, unless extended. The Company has approximately 9,927 shares of common stock outstanding, including approximately 4,004 shares owned by Purchaser. The Company's board of directors (the "Company Board"), acting upon the unanimous recommendation of the of Independent Committee, has recommended that the stockholders of the Company (other than Purchaser and its affiliates) tender their shares pursuant to the tender offer. The Independent Committee and the Company Board received an opinion from Merrill Lynch, Pierce, Fenner & Smith Incorporated, the Independent Committee's financial advisor, to the effect that the $15.25 per share price in the tender offer and the merger is fair to the stockholders of the Company (other than Purchaser and its affiliates) from a financial point of view.

     The tender offer and merger will be subject to certain customary conditions; however, the tender offer is not subject to a financing condition or a condition that any minimum number of shares be tendered. In addition, the waiting period under the Hart-Scott-Rodino Act was satisfied in connection with Purchaser's initial purchase of the Company's common stock in May 2000.

     Purchaser will be paid an expense reimbursement payment of $750 in the event that the Independent Committee receives a higher offer from a third party and accepts that offer pursuant to the exercise of its fiduciary duties. Other than the expense reimbursement payment, no other "break-up" or "commitment" fee would be payable in such event.

     For more information concerning the tender offer and the merger, refer to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 and Purchaser's Tender Offer Statement on Schedule TO, in each case, as amended and initially filed with the SEC on August 1, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to interest rate risk primarily through its borrowing and leasing activities. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall costs. To achieve its objectives, the Company borrows and leases at fixed rates and may enter into swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument. There is inherent risk from borrowings and leasing as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company does not enter into financial instrument transactions for trading or other speculative purposes.

     The Company's long-term debt and related contracts to limit interest rate risk at June 30, 2000 are as follows:

               BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES



                                                                                              Interest Rate Cap
                                                                                 ------------------------------------------
                                                     Rate at                     Fixed                Approximate Fair Value
                                      Amount     June 30, 2000       Maturity    Rate     Maturity       at June 30, 2000
                                      ------     -------------       --------    ----     --------   ----------------------

Fixed rate debt:
     Convertible subordinated notes..$ 100,000        5.5%             2009       -          -                   -
     Mortgage loan...................   12,967        8.525%           2027       -          -                   -
                                     ---------
                                       112,967
                                     ---------

Variable rate debt:
     Prime less .5%..................    3,438        9.00%            2003       -          -                   -
     LIBOR plus 1.625%...............    6,000        8.274%           2002       -          -                   -
     Tax-exempt......................   65,000        4.79%       2019-2025       6.35%     6/1/04       $      96
     Tax-exempt......................   15,040        4.80%            2029       6.58%    12/1/04              25
                                     ---------       =======          ======     =======  ========       ---------
                                        89,478
                                     ---------

Total..........................      $ 202,445                                                           $     121
                                     =========                                                           =========


     If interest rates on the Company's variable rate debt, including tax-exempt bonds, increased by 1 percentage point as of June 30, 2000, the annual interest expense would increase by approximately $895.

     Lease expense - The Company has entered into operating leases which have fixed terms and are subject to renewal at the option of the Company. The Company has an option to purchase the properties prior to or at the end of the lease. The lease for four of the facilities requires the payment of additional rent of 10% of the amount by which the revenue generated from the facilities during the applicable year exceeds the revenues generated from the facilities during 1998. On July 26, 2000, the Company signed a definitive agreement to purchase the four facilities that is currently leases and operates for $123,000.

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

                    None

          ITEM 3.   Defaults Upon Senior Securities.

                    None

          ITEM 4.   Submission of Matters to a Vote of Security Holders.

                    On May 18, 2000, the Company held its 2000 annual meeting of stockholders at 35 West Wacker Drive, Chicago, Illinois. The annual meeting was called for the following purposes:

                    (1)  to elect two directors for terms of three years each;
                    (2) to ratify the appointment of Ernst & Young LLP as the Company's independent auditors;
                    (3) to approve the First Amendment to the Company's 1999 Stock Incentive Plan to increase the number of shares available for issuance under the plan by an aggregate of 200,000 shares to 400,000 shares; and
                    (4) to transact such other business as may properly come before the annual meeting.

                    The following table sets forth the names of the directors elected at the annual meeting for new three year-terms and the number of votes cast for and withheld for each director:

                                                              Withheld
                                                           Authority to
                      Directors               For              Vote
                      ---------               ---          ------------

                    Mark J. Schulte        8,635,240          92,001
                    Wayne D. Boberg        8,401,440         325,801

                    The names of each of the other directors whose terms of offices continued after the annual meeting are as follows:

                    Bruce L. Gewertz, Darryl W. Hartley-Leonard, Robert J. Rudnik, Mark H. Tabak and Paul H. Warren.

                    Michael W. Reschke resigned as a director effective as of May 18, 2000. William B. Doniger and Wesley R. Edens were appointed directors effective as of May 18, 2000.

                    The appointment of Ernst & Young LLP as the Company's independent auditors was ratified at the annual meeting. The vote tabulation was as follows: 8,709,890 votes were cast for the ratification of Ernst & Young LLP as the Company's independent auditors, 5,700 votes were cast against such approval and 11,651 votes were abstentions.

                    The First Amendment to the Company's 1999 Stock Incentive Plan was also approved at the annual meeting. The vote tabulation was as follows: 6,712,471 votes were cast for the approval of the First Amendment to the Company's 1999 Stock Incentive Plan, 2,012,370 votes were cast against such approval and 2,400 votes were abstentions.

          ITEM 5.   Other Information.

                    None

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES


         ITEM 6.    Exhibits and Reports on Form 8-K.

(A)      EXHIBITS:

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER         DESCRIPTION
     -------        -----------

     3.1 Restated Certificate of Incorporation of the Company, as filed with the SEC on June 16, 1997 as Exhibit 3.1 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference.

     3.2 Amended and Restated By-laws of the Company, as filed with the SEC on June 16, 1997 as Exhibit 3.2 to the Company's Form 10-Q for the period ended March 31, 1997 (File No. 0-22253) and incorporated herein by reference.

     4.1 Form of certificate representing Common Stock of the Company, as filed with the SEC on March 17, 1997 as Exhibit
                    10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-12259) and incorporated herein by reference.

    10.1 Stock Purchase Agreement, dated as of April 20, 2000, by and among the Company, Fortress, Prime, Prime Group II, L.P., Prime Group VI, L.P., PGLP, Inc. and Michael W. Reschke, as filed with the SEC on April 21, 2000 as Exhibit 99.2 to the Company's Form 8-K dated April 20, 2000 (File No. 0-22253) and incorporated herein by reference.

    10.2 Standstill Agreement, dated as of April 20, 2000, by and between the Company and Fortress, as filed with the SEC on April 21, 2000 as Exhibit 99.3 to the Company's Form 8-K dated April 20, 2000 (File No. 0-22253) and incorporated herein by reference.

    10.3 Amendment No. 1 to Stockholders Agreement, dated as of May 17, 2000, by and among the Company, Prime, Prime Group II, L.P., Prime Group VI, L.P., Health Partners and Purchaser.

    10.4            Assignment of Registration Rights, dated May 17, 2000.

    10.5 First Amendment to Brookdale Living Communities, Inc. 1999 Stock Incentive Plan.

    12.1            Statements  regarding  Computation  of Ratio of  Earnings to
                    Fixed Charges.

    27.1            Financial Data Schedule.

              BROOKDALE LIVING COMMUNITIES, INC. AND SUBSIDIARIES

(B)  REPORTS ON FORM 8-K:

     On April 21, 2000, the Company filed a Current Report on Form 8-K dated April 20, 2000 with the SEC announcing pursuant to Item 5 of Form 8-K the agreement entered into among Fortress, Prime, certain of its affiliates and Michael W. Reschke, the former Chairman of the Board of the Company and the principal shareholder of Prime, pursuant to which Fortress agreed to purchase from Prime, certain of its affiliates and Mr. Reschke up to 4,004,350 shares of the Company's common stock.

     On May 19, 2000, the Company filed a Current Report on Form 8-K dated May 18, 2000 with the SEC announcing pursuant to Item 5 of Form 8-K the completion of the sale by Prime, certain of its affiliates and Mr. Reschke of 4,004,350 shares of the Company's common stock to purchaser for an aggregate purchase price of $60,065,250, or $15 per share, Mr. Reschke's resignation as Chairman of the Board of the Company and the election of two Fortress designees to the Company Board.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BROOKDALE LIVING COMMUNITIES, INC.
                                   ----------------------------------
                                   Registrant


Date:  August 14, 2000             /s/ Mark J. Schulte
       ----------------            ----------------------------------
                                   Mark J. Schulte
                                   President and
                                   Chief Executive Officer


Date:  August 14, 2000             /s/ R. Stanley Young
       ----------------            ----------------------------------
                                   R. Stanley Young
                                   Executive Vice President,
                                   Chief Financial Officer and Treasurer